Form 10-K/A
period 2020-12-31
ACON S2 Acquisition Corp.
filed 2021-05-24
CIK 1819438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

ACON S2 Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39525	98-1550150
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1133 Connecticut Avenue NW Suite 700, Washington, DC	20036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 454-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-third of one warrant	STWOU	The Nasdaq Stock Market LLC
Shares of Class A Ordinary Shares included as part of the units	STWO	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A Ordinary Share at an exercise price of 11.50	STWOW	The Nasdaq Stock Market LLC

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

As of May 24, 2021, 25,000,000 Class A ordinary shares, par value $0.0001, and 6,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

ACON S2 Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 for the period from July 21, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”).

Background of Restatement

On May 24, 2021, , the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of September 21, 2020, which were included in the Company's Current Report on Form 8-K filed with the SEC on September 21, 2020 (the “IPO Closing 8-K”), (ii) the Company's previously issued unaudited financial statements as of September 30, 2020 and for the period from July 21, 2020 (inception) to September 30, 2020, which were included in the Company's Quarterly Report on Form 10-Q for such period filed with the SEC on November 06, 2020 (the “Quarterly Report”), and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) December 31, 2020, which were included in the Original 10-K. Considering such restatement, the Company concluded that such financial statements should no longer be relied upon. This Amendment includes the restated financial statements for the relevant periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,333,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 4,666,667 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of September 21, 2020, the date that the IPO closed, that were previously reported in the IPO Closing 8-K, (ii) restated financial statements as of September 30, 2020 and for the period from July 21, 2020 (inception) to September 30, 2020, that were previously reported in the Quarterly Report and (iii) restated financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, to restate the following non-cash items:

•

understatement of liabilities and overstatement of temporary equity by approximately $19.5 million, $19.5 million and $21.4 million as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•

understatement of additional paid-in capital and accumulated deficit by approximately $0.7million, $0.7 million and $2.6 million as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•

understatement of net loss by approximately $0.7 million and $2.6 million for the period from July 21, 2020 (inception) through September 30, 2020 and July 21, 2020 (inception) through December 31, 2020, respectively; and

•

understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $0.11 and $0.30 for the period from July 21, 2020 (inception) through September 30, 2020 and July 21, 2020 (inception) through December 31, 2020, respectively.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

As of December 31, 2020, we had approximately $470,000 in our operating bank account and working capital of approximately $547,000. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern which is also expressed in the report of our public accounting firm. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

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

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on the NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on the NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NASDAQ initial listing requirements, which are more rigorous than the NASDAQ continued listing requirements, in order to continue to maintain the listing of our securities on the NASDAQ.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, shareholder’s equity would generally be required to be at least $5.0 million and we would be required to have 300 round-lot holders. We cannot assure you that we will be able to meet those listing requirements at that time.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special

Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,333,333 public warrants and 4,666,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 24, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation and organization, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business

Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents following the Initial Public Offering. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 21, 2020 (inception) through December 31, 2020, we had net loss of approximately $3.3 million, which consisted of $1.9 million from changes in the fair value of warrant liabilities, approximately $735,000 in financing costs and approximately $709,000 in general and administrative costs, partially offset by gain on our marketable securities of approximately $5,000.

For the period from July 21, 2020 (inception) through September 30, 2020, we had net loss of approximately $777,000, which consisted of approximately $735,000 in financing costs and approximately $42,000 in general and administrative costs.

Going Concern

As of December 31, 2020, we had approximately $470,000 in our operating bank account, and working capital of approximately $547,000.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 8,333,333 ordinary share warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 4,666,667 Private Placement Warrants.  All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using a modified Black-Scholes-Merton model at inception and subsequently at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,558,398 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and

Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary share is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary share, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

May 24, 2021

ACON S2 ACQUISITION CORP.

/s/ Adam Kriger
Name:	Adam Kriger
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adam Kriger Adam Kriger	Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2021

/s/ John Roush John Roush	Chief Financial Officer, Chairman and Director (Principal Financial Officer and Chairman)	May 24, 2021

/s/ Jonathan Ginns Jonathan Ginns	Director	May 24, 2021

/s/ Daniel Jinich Daniel Jinich	Director	May 24, 2021

/s/ Sarah Kirshbaum Levy Sarah Kirshbaum Levy	Director	May 24, 2021

/s/ Ryan Shadrick Wilson Ryan Shadrick Wilson	Director	May 24, 2021

/s/ Janie Goddard Janie Goddard	Director	May 24, 2021

ACON S2 ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

ACON S2 Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ACON S2 Acquisition Corp (the “Company”) as of December 31, 2020, the related statements of operations, shareholders’ equity and cash flows for the period from July 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 have been restated.

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

Melville, New York

March 31, 2021, except for the effects of the restatement discussed in Notes 2, as to which date is May 24, 2021

ACON S2 ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(As Restated)

Assets
Current assets:
Cash	$470,073
Prepaid expenses	215,972
Total current assets	686,045
Other assets	136,991
Investments held in Trust Account	250,004,454
Total Assets	$250,827,490
Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$99,107
Accrued expenses - related party	40,000
Total current Liabilities	139,107
Deferred underwriting commissions	8,750,000
Derivative warrant liabilities	21,354,400
Total Liabilities	30,243,507
Commitments and Contingencies
Class A ordinary shares; 21,558,398 shares subject to possible redemption at $10.00 per share	215,583,980
Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,441,602 shares issued and outstanding (excluding 21,558,398 shares subject to possible redemption)	344
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	8,293,299
Accumulated deficit	(3,294,265)
Total Shareholders' Equity	5,000,003
Total Liabilities and Shareholders' Equity	$250,827,490

The accompanying notes are an integral part of these financial statements.

ACON S2 ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$708,829
Loss from operations	(708,829)
Other income
Change in fair value of derivative warrant liabilities	(1,854,400)
Financing costs – derivative warrant liabilities	(735,490)
Gain on marketable securities (net) and dividends held in Trust Account	4,454
Total other income	(2,585,436)
Net income	$(3,294,265)
Weighted average ordinary shares outstanding of Redeemable Class A, basic and diluted	21,719,426
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-
Weighted average ordinary shares outstanding of Non-Redeemable Class A and Class B, basic and diluted	8,310,766
Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.40)

The accompanying notes are an integral part of these financial statements.

ACON S2 ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 21, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Sale of units in initial public offering, gross	25,000,000	2,500	-	-	237,497,500	-	237,500,000
Offering costs	-	-	-	-	(13,646,752)	-	(13,646,752)
Forfeiture of Class B ordinary shares	-	-	(937,500)	(94)	94	-	-
Shares subject to possible redemption	(21,558,398)	(2,156)	-	-	(215,581,824)	-	(215,583,980)
Net loss	-	-	-	-	-	(3,294,265)	(3,294,265)
Balance - December 31, 2020	3,441,602	$344	$6,250,000	$625	$8,293,299	$(3,294,265)	$5,000,003

The accompanying notes are an integral part of these financial statements.

ACON S2 ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(3,294,265)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	16,000
Gain on marketable securities,(net) and dividends held in Trust Account	(4,454)
Change in fair value of derivative warrant liabilities	1,854,400
Financing costs – derivative warrant liabilities	735,490
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(352,963)
Accrued expenses	29,107
Accrued expenses - related party	40,000
Net cash used in operating activities	(976,685)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(111,542)
Proceeds received from initial public offering, gross	250,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(5,466,700)
Net cash provided by financing activities	251,446,758
Net increase in cash	470,073
Cash - beginning of the period	-
Cash - ending of the period	$470,073
Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,000
Offering costs included in accrued expenses	$70,000
Offering costs included in note payable - related party	$86,542
Deferred underwriting commissions	$8,750,000
Initial value of Class A ordinary shares subject to possible redemption	$218,124,750
Change in value of Class A ordinary shares subject to possible redemption	$(2,540,770)
Forfeiture of Class B ordinary shares	$94

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

As of December 31, 2020, the Company had not yet commenced operations. All activity for the period from July 21, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below , and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ACON S2 Sponsor, L.L.C., a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 7). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option expired unexercised on October 31, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million (Note 5).

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the

Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transactions. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from July 21, 2020 (inception) through December 31, 2020 and for the period from July 21, 2020 (inception) through September 30, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Going Concern

As of December 31, 2020, the Company had approximately $470,000 in our operating bank account, and working capital of approximately $547,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses on our behalf in exchange for the issuance of the Founder Shares, the loan proceeds of

$112,000 from the Sponsor pursuant to the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

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

Note 2—Restatement of Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in September 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 21, 2020 the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.  The Company reassessed its accounting for Warrants issued on September 21, 2020, in light of the SEC Staff’s published views.   Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from July 3, 2020 through December 31, 2020 and the period from July 3, 2020 through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 25,000,000 Units and the sale of Private Placement warrants completed on September 21, 2020. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-quarter of one redeemable warrant. Each whole Warrant entitles the holder to purchase one of Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless five years from the date of completion of our initial business combination. The material terms of the warrants are more fully described in Note 8—Derivative Warrant Liabilities. See revised Note 9 – Fair Value Measurements.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from July 21, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$250,827,490	$-	$250,827,490
Liabilities and shareholders’ equity
Total current liabilities	$139,107	$-	$139,107
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	21,354,400	21,354,400
Total liabilities	8,889,107	21,354,400	30,243,507
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	236,938,380	(21,354,400)	215,583,980
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	131	213	344
Class B ordinary shares - $0.0001 par value	625	-	625
Additional paid-in-capital	5,703,622	2,589,677	8,293,299
Accumulated deficit	(704,375)	(2,589,890)	(3,294,265)
Total shareholders’ equity	5,000,003	-	5,000,003
Total liabilities and shareholders’ equity	$250,827,490	$-	$250,827,490

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(708,829)	$-	$(708,829)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(1,854,400)	(1,854,400)
Financing costs - derivative warrant liabilities	-	(735,490)	(735,490)
Gain on marketable securities (net), and dividends held in Trust Account	4,454	-	4,454
Total other (expense) income	4,454	(2,589,890)	(2,585,436)
Net loss	$(704,375)	$(2,589,890)	$(3,294,265)

Basic and Diluted weighted-average Class A ordinary share outstanding	23,734,800		21,719,426
Basic and Diluted net income per Class A ordinary shares	$0.00		$-
Basic and Diluted weighted-average Class B ordinary share outstanding	7,052,256		8,310,766
Basic and Diluted net loss per Class B ordinary shares	$(0.10)		$(0.40)

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(704,375)	$(2,589,890)	$(3,294,265)
Adjustments to reconcile net loss to net cash used in operating activities	11,546	2,589,890	2,601,436

Net cash used in operating activities	(976,685)	-	(976,685)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,446,758	-	251,446,758
Net change in cash	$470,073	$-	$470,073

In addition, the impact to the balance sheet dated September 21, 2020, filed on Form 8-K on September 25, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $19.5 million increase to the derivative warrant liabilities line item at September 21, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item.  There is no change to total shareholders’ equity at the reported balance sheet date.

Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$252,167,049	$-	$252,167,049
Liabilities and shareholders’ equity
Total current liabilities	$816,145	$-	$816,145
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	19,500,000	19,500,000
Total liabilities	9,566,145	19,500,000	29,066,145
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	237,600,900	(19,500,000)	218,100,900
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	124	195	319
Class B ordinary shares - $0.0001 par value	719	-	719
Additional paid-in-capital	5,041,015	735,295	5,776,310
Accumulated deficit	(41,854)	(735,490)	(777,344)
Total shareholders’ equity	5,000,004	-	5,000,004
Total liabilities and shareholders’ equity	$252,167,049	$-	$252,167,049

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(41,854)	$-	$(41,854)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	-	-
Financing costs - derivative warrant liabilities	-	(735,490)	(735,490)
Total other (expense) income	-	(735,490)	(735,490)
Net loss	$(41,854)	$(735,490)	$(777,344)

Basic and Diluted weighted-average Class A ordinary share outstanding	-		21,810,415
Basic and Diluted net income per Class A ordinary shares	$-		$-
Basic and Diluted weighted-average Class B ordinary share outstanding	6,437,865		6,732,994
Basic and Diluted net loss per Class B ordinary shares	$(0.01)		$(0.12)

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(41,854)	$(735,490)	$(777,344)
Adjustment to reconcile net loss to net cash used in operating activities	16,000	735,490	751,490

Net cash used in operating activities	(26,800)	-	(26,800)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,773,258	-	251,773,258
Net change in cash	$1,746,458	$-	$1,746,458

Note 3—Summary of Significant Accounting Policies

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 8,333,333 ordinary shares warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 4,666,667 Private Placement Warrants.  All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using a modified Black-Scholes-Merton model at inception and subsequently at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering . Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,558,398 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income per ordinary shares, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary share is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable shares of ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

The basic and diluted loss per ordinary share is calculated as follows:

For The Period From July 21, 2020 (inception) through December 31, 2020
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$3,841
Less: Company's portion available to be withdrawn to pay taxes	-
Net income attributable	$3,841
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	21,719,426
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(3,294,265)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	3,841
Non-redeemable net loss	$(3,298,105)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,310,766
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.40)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions.

Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, including 21,588,398 Class A ordinary shares subject to possible redemption.

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

Note 9—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 8,333,333 and 4,666,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,004,454	$-	$-

Liabilities:
Derivative warrant liabilities – Public Warrants	$13,625,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$7,729,400

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and the fair value of the Private Placement Warrants have been estimated using the Black-Scholes-Merton model at inception and each subsequent measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $2.0 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and modified Black_Scholes_Merton models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, dividend yield and probability of a successful acquisition. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 21, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.42 - $9.64	$9.42 - $9.64	$10.08
Volatility	10.00%	10.00%	10.00%
Expected life of the options to convert	6.0	6.0	5.9
Risk-free rate	0.37%	0.37%	0.48%
Dividend yield	0.0%	0.0%	0.0%
Probability of merger	100.0%	100.0%	100.0%

The change in the level 3 fair value of the derivative warrant liabilities for the period from July 22, 2020 (inception) through December 31, 2020 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at July 3, 2020 (inception)	$-	$-	$-
Issuance of Warrants	12,500,000	7,000,000	19,500,000
Change in fair value of derivative warrant liabilities	1,125,000	729,400	1,854,400
Transfer of Public Warrants to level 1	(13,625,000)	-	(13,625,000)
Derivative warrant liabilities at December 31, 2020	$-	$7,729,400	$7,729,400

Note 11—Subsequent Events

Management has evaluated subsequent events or transactions that occurred up to the date the financial statements were issued.  Based on this review, Management determined that all events or transactions that require potential adjustment to or disclosure in the financial statements have been recognized or disclosed herein, aside from what is disclosed below.

Proposed Business Combination

On May 6, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“ESS”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and ESS.

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) the Company will become a Delaware corporation (the “Domestication”), (ii) following the Domestication, Merger Sub will merge with and into ESS, with ESS as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”) and, in connection with the Merger, (iii) the Company’s name will be changed to ESS Tech, Inc. The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of ESS, par value $0.0001 per share (“ESS Common Stock”), other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement) shall be converted into the right to receive a fraction of a share of duly authorized, validly issued, fully paid and nonassessable common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on adjusted equity value of ESS as described in the Merger Agreement. Additionally, in the event that the closing sale price of Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control where the per share consideration paid in the transaction exceeds certain thresholds, additional Common Stock may be issued to the parties that were holders of ESS Common Stock immediately prior to the closing of the Business Combination.

Governance

The Company has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the closing of the Business Combination, the Company’s board of directors shall consist of nine directors, which shall be divided into three classes, which directors shall include seven directors designated by ESS and two directors designated by certain current shareholders of ESS. Additionally, the current ESS management team will move to the Company in their current roles and titles.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of the Company and ESS and that each of the parties have undertaken to procure approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In addition, the Company has agreed to adopt an equity incentive plan and employee stock purchase plan, as described in the Merger Agreement.

Conditions to Each Party’s Obligations

The obligation of the Company and ESS to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of the Company’s shareholders, (iii) the approval of ESS’s shareholders and (iv) the Registration Statement (as defined below) becoming effective.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Merger Agreement).

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately following the Closing (as defined in the Merger Agreement), an aggregate of 25,000,000 shares of the Company’s Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $250,000,000 (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Financing certain customary registration rights.

Transaction Support Agreements

Concurrently with the execution of the Merger Agreement, certain shareholders of ESS (collectively, the “ESS Shareholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the ESS Shareholders have agreed to, among other things, (i) support and vote in favor of the consummation of the Business Combination and related proposals at any meeting of the ESS shareholders with respect to the Business Combination, (ii) irrevocably appoint the Company or any individual designated by the Company as such ESS Shareholder’s attorney-in-fact, with full power of substitution in favor of the Company, to take all such actions and execute and deliver such documents, instruments or agreements as are necessary to consummate the transaction contemplated by the Merger Agreement, including acting as a proxy, to attend on behalf of such ESS Shareholder, at any meeting of the ESS Shareholders with respect to the Business Combination and (iii) be bound by certain other covenants and agreements related to the Business Combination.

Sponsor Letter Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and executive officers and directors of the Company entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with the Company and ESS, pursuant to which the parties thereto agreed to, among other things, (i) vote in favor of the transaction and related proposals at any meeting of the Company’s shareholders with respect to the Business Combination, (ii) waive certain anti-dilution protections with respect to the Company’s Common Stock and (iii) be bound by certain transfer restrictions with respect to the Company’s Common Stock prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Amended and Restated Registration Rights Agreement

At the closing of the Business Combination, the Company, the Sponsor and certain stockholders of ESS will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of ESS Common Stock.

A copy of the Merger Agreement, PIPE Financing Agreement, Transaction Support Agreement, Sponsor Letter Agreement and Amended and Restated Registration Rights Agreement is filed with the Current Report on Form 8-K filed on May 7, 2021.