Form 10-Q
period 2021-06-30
ACON S2 Acquisition Corp.
filed 2021-08-18
CIK 1819438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 25,000,000 Class A ordinary shares, par value $0.0001, and 6,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ACON S2 ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

ACON S2 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$27,591	$470,073
Prepaid expenses	224,477	215,972
Total current assets	252,068	686,045
Other assets	40,742	136,991
Investments held in Trust Account	250,011,922	250,004,454
Total Assets	$250,304,732	$250,827,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$334,062	$-
Accrued expenses	97,970	99,107
Accrued expenses - related party	100,000	40,000
Total current liabilities	532,032	139,107
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	17,984,360	21,354,400
Total liabilities	27,266,392	30,243,507

Commitments and Contingencies (Note 6)
Class A ordinary shares; 21,803,833 and 21,558,398 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	218,038,330	215,583,980

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,196,167 and 3,441,602 shares issued and outstanding (excluding 21,803,833 and 21,558,398 shares subject to possible redemption) at June 30, 2021 and December 30, 2020, respectively	320	344
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	6,784,542	8,293,299
Accumulated deficit	(1,785,477)	(3,294,265)
Total shareholders' equity	5,000,010	5,000,003
Total Liabilities and Shareholders' Equity	$250,304,732	$250,827,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACON S2 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$677,551	$923,151
Loss from operations	(677,551)	(923,151)
Other income (expense)
Change in fair value of derivative warrant liabilities	(6,110,830)	3,370,040
Gain on marketable securities (net), and dividends held in Trust Account	3,775	7,468
Total other (expense) income	(6,107,055)	3,377,508
Net (loss) income	$(6,784,606)	$2,454,357

Weighted average shares outstanding of non-redeemable ordinary shares subject to redemption, basic and diluted	22,474,838	22,024,254
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$-	$-
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	8,775,162	9,225,746
Basic and diluted net (loss) income per share, common stock	$(0.77)	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACON S2 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 1, 2021	3,441,602	$344	6,250,000	$625	$8,293,299	$(3,294,265)	$5,000,003
Shares subject to possible redemption	(923,896)	(92)	-	-	(8,293,299)	(945,569)	(9,238,960)
Net income	-	-	-	-	-	9,238,963	9,238,963
Balance - March 31, 2021 (unaudited)	2,517,706	$252	6,250,000	$625	$-	$4,999,129	$5,000,006
Shares subject to possible redemption	678,461	68	-	-	6,784,542	-	6,784,610
Net loss	-	-	-	-	-	(6,784,606)	(6,784,606)
Balance - June 30, 2021 (unaudited)	3,196,167	$320	6,250,000	$625	$6,784,542	$(1,785,477)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACON S2 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$2,454,357
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	(7,468)
Change in fair value of derivative warrant liabilities	(3,370,040)
Changes in operating assets and liabilities:
Prepaid expenses	87,744
Accounts payable	334,062
Accrued expenses	(1,137)
Accrued expenses - related party	60,000
Net cash used in operating activities	(442,482)

Net decrease in cash	(442,482)

Cash - beginning of the period	470,073
Cash - end of the period	$27,591

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(2,454,350)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Basis of Presentation

ACON S2 Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 21, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue a Business Combination opportunity in any business, industry, sector or geographical location, management intends to initially focus the search on identifying a prospective target business that employs a strategic approach to sustainability; that is, a business whose pursuit of sustainability - environmental, social and/or economic - is core to driving its performance and success. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from July 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transactions. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On May 6, 2021, the Company, entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“ESS”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of the Company and ESS.

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) the Company will become a Delaware corporation (the “Domestication”), (ii) following the Domestication, Merger Sub will merge with and into ESS, with ESS as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”) and, (iii) in connection with the Merger, the Company’s name will be changed to ESS Tech, Inc. The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of ESS, par value $0.0001 per share (“ESS Common Stock”), other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement), shall be converted into the right to receive a fraction of a share of duly authorized, validly issued, fully paid and nonassessable common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on the adjusted equity value of ESS, as described in the Merger Agreement. Additionally, in the event that the volume weighted average price of the Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control where the per share consideration paid in the transaction exceeds certain thresholds, additional Common Stock may be issued to the parties that were holders of ESS Common Stock immediately prior to the closing of the Business Combination.

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concurrently with the execution of the Merger Agreement, the Sponsor and executive officers and directors of the Company entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with the Company and ESS, pursuant to which the parties thereto agreed to, among other things, (i) vote in favor of the transaction and related proposals at any meeting of the Company’s shareholders with respect to the Business Combination, (ii) waive certain anti-dilution protections with respect to the Company’s Common Stock, (iii) be bound by certain vesting conditions imposed on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company, and (iv) be bound by certain transfer restrictions with respect to the Company’s Common Stock prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

At the closing of the Business Combination, the Company, the Sponsor and certain stockholders of ESS will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of ESS Common Stock.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021. These unaudited condensed financial statements should be read in conjunction with our financial statements and notes thereto and for period from July 21, 2020 (inception) through December 31, 2020, which are included in the Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going concern

As of June 30, 2021, the Company had approximately $28,000 in our operating bank account and a working capital deficit of approximately $280,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses on our behalf in exchange for the issuance of the Founder Shares, the loan proceeds of $112,000 from the Sponsor pursuant to the promissory note between the Sponsor and the Company, where the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”) (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, including, but not limited to, accrued expenses and derivative warrant liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company did not have any cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using a modified Black-Scholes-Merton model at inception and subsequently at each measurement date, considering certain vesting conditions imposed by the Sponsor Letter Agreement on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 21,803,833 and 21,558,398, respectively, Class A ordinary shares subject to possible redemption

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A Ordinary share subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from investments held in Trust Account	$3,293	$6,514
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable	$3,293	$6,514
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	22,474,838	22,024,254
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(6,784,606)	$2,454,357
Less: Net income allocable to Class A ordinary shares subject to possible redemption	3,293	6,514
Non-redeemable net (loss) income	$(6,787,899)	$2,447,843
Denominator: weighted average Non- redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,775,162	9,225,746
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.77)	$0.27

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million.

Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

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

Related Party Loans

On July 27, 2020, the company entered into the Note. The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $112,000 under the Note and repaid this in full on September 21, 2020.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, our Sponsor, executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to our Sponsor, executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2021, the Company  recognized approximately $30,000 and $60,000 in the condensed statements of operations for the three and six months ended June 30, 2021 and $100,000 is included in accrued expenses - related party on the condensed balance sheet at June 30, 2021.

Note 6-Commitments and Contingencies

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7-Shareholders’ Equity

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, including 21,803,833 and 21,558,398, respectively, of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 6,250,000 ordinary shares were issued and outstanding, which excludes 937,500 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option expired unexercised on October 31, 2020, thus the 937,500 of Class B ordinary shares were forfeited.

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

Note 8-Derivative Warrant Liabilities

As of June 30, 2021, there were 21,118,750 total warrants outstanding, of which the Company has 8,333,333 and 4,666,667 Public Warrants and Private Placement Warrants, respectively.

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9- Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,011,922	$-	$-
Liabilities:
Warrant liabilities - Public warrants	$12,250,000	$-	$-
Warrant liabilities - Private warrants	$-	$-	$5,734,360

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,004,454	$-	$-
Liabilities:
Warrant liabilities - Public warrants	$13,625,000	$-	$-
Warrant liabilities - Private warrants	$-	$-	$7,729,400

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers from a Level 3 measurement to a Level 1 fair value measurement for the six months ended June 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The fair value of the Private Placement warrants have been estimated using a modified Black-Scholes-Merton (“BSM”) model at inception and subsequently at each measurement date, considering certain vesting conditions imposed by the Sponsor Letter Agreement on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company. For the three months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $7.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. For the six months ended June 30, 2021, the Company recognized income in the statement of operations resulting from a decrease in the fair value of liabilities of $1.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and modified BSM models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, dividend yield and probability of a successful acquisition. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31 2020
Stock price	$9.90	$10.08
Volatility	21.5%	10.0%
Expected life of the options to convert	4.75-5.25	5.9
Risk-free rate	0.91%	0.48%
Dividend yield	-	-

The Sponsor Letter Agreement imposes certain vesting conditions on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company (the “Private Placement Warrant Holders”).  These vesting conditions were considered in the estimated fair value of the Private Placement Warrants as of June 30, 2021.

ACON S2 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Proposed Business Combination closes, the Private Placement Warrant Holders agreed to forfeit 583,333 Private Placement Warrants and agreed that up to another 583,333 Private Placement Warrants would be subject to potential forfeiture within 54 months of closing the proposed business combination if certain price targets for the combined company’s common stock, ranging from $12.50 to $15.00 per common share, are not met. The Company estimated the probability of the stock price reaching $12.50 and $15.00 over the life of the 54-month period following the proposed business combination and applied that probability of vesting to the value of each vesting tranche calculated by the BSM model to arrive at the aggregate value for each tranche of the vesting warrants.

The change in the fair value of the Level 3 derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,729,400
Change in fair value of derivative warrant liabilities	(1,995,040)
Derivative warrant liabilities at June 30, 2021	$5,734,360

Note 10-Subsequent Events

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

Proposed Business Combination

On May 6, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“ESS”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of the Company and ESS.

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) the Company will become a Delaware corporation (the “Domestication”), (ii) following the Domestication, Merger Sub will merge with and into ESS, with ESS as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”) and, (iii) in connection with the Merger, our name will be changed to ESS Tech, Inc. The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by our stockholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of ESS, par value $0.0001 per share (“ESS Common Stock”), other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement), shall be converted into the right to receive a fraction of a share of duly authorized, validly issued, fully paid and nonassessable common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on the adjusted equity value of ESS, as described in the Merger Agreement. Additionally, in the event that the volume weighted average price of the Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control where the per share consideration paid in the transaction exceeds certain thresholds, additional Common Stock may be issued to the parties that were holders of ESS Common Stock immediately prior to the closing of the Business Combination.

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

Concurrently with the execution of the Merger Agreement, the Sponsor and executive officers and directors of the Company entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with the Company and ESS, pursuant to which the parties thereto agreed to, among other things, (i) vote in favor of the transaction and related proposals at any meeting of the Company’s shareholders with respect to the Business Combination, (ii) waive certain anti-dilution protections with respect to the Company’s Common Stock, (iii) be bound by certain vesting conditions imposed on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company, and (iv) be bound by certain transfer restrictions with respect to the Company’s Common Stock prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

At the closing of the Business Combination, the Company, the Sponsor and certain stockholders of ESS will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of ESS Common Stock.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and identifying a target company for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $6.8 million, which consisted of $6.1 million from changes in the fair value of warrant liabilities and approximately $678,000 in general and administrative costs, partially offset by gains on our marketable securities of approximately $4,000.

For the six months ended June 30, 2021, we had net income of approximately $2.5 million, which consisted of $3.4 million from changes in the fair value of warrant liabilities and gains on our marketable securities of approximately $7,000, partially offset by approximately $923,000 in general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $28,000 in our operating bank account and a working capital deficit of approximately $280,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of our expenses on our behalf in exchange for the issuance of the Founder Shares, the loan proceeds of $112,000 from the Sponsor pursuant to the Note (see Note 4 in the accompanying condensed financial statements), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide us a working capital loan. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in our Initial Public Offering, the underwriters’ exercise of their overallotment option and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and the fair value of the Private Placement Warrants have been estimated using the Black-Scholes-Merton model at inception and each subsequent measurement date, considering certain vesting conditions imposed by the Sponsor Letter Agreement on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 21,803,833 and 21,558,398, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in our Form 10-K/A for the period ended December 31, 2020. Additionally, our Certifying Officers, along with management, have identified a material weakness in internal controls as of June 30, 2021 related to the accounting for the valuation of our warrants issued in connection with our initial public offering. In light of this identification, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements.

Notwithstanding the identified material weaknesses as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in internal control over financial reporting

We have commenced our remediation efforts in connection with the identification of the material weaknesses discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.
•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6.Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of August, 2021.

ACON S2 ACQUISITION CORP.

By:	/s/ Adam Kriger
Name:	Adam Kriger
Title:	Chief Executive Officer