Form 10-Q
period 2021-09-30
ESS Tech, Inc.
filed 2021-11-22
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-39525

ESS TECH, INC
(Exact name of registrant as specified in its charter)

Delaware	98-1550150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
26440 SW Parkway Ave., Bldg. 83
Wilsonville, OR 97070
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (855)
423-9920
ACON S2 Acquisition Corp.
1133 Connecticut Ave NW, Ste 700
Washington, DC 20036
(202)
454-1100
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GWH	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	GWH.W	The New York Stock Exchange
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November
19
, 2021,
135,429,891
shares of Common Stock, par value $0.0001, were issued and outstanding.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
Quarterly Report on
Form 10-Q
For the Quarterly Period Ended September 30, 2021

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (restated)	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	34

PART III. SIGNATURES		36

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
		(restated)
Assets
Current assets:
Cash	$1,177	$470,073
Prepaid expenses	160,186	215,972

Total current assets	161,363	686,045
Other assets	40,741	136,991
Cash equivalents held in Trust Account	250,016,847	250,004,454

Total Assets	$250,218,951	$250,827,490

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$222,866	$—
Accrued expenses	1,428,762	99,107
Accrued expenses - related party	130,000	40,000
Working capital loan - related party, at fair value	361,751	—

Total current liabilities	2,143,379	139,107
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	20,217,050	21,354,400

Total liabilities	31,110,429	30,243,507
Commitments and Contingencies
Class A ordinary shares 25,000,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	250,000,000	250,000,000
Shareholders’ Deficit :
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 30, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	94	94
Accumulated deficit	(30,892,197)	(29,416,736)

Total shareholders’ deficit	(30,891,478)	(29,416,017)

Total Liabilities and Shareholders’ Deficit	$250,218,951	$250,827,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from July 21, 2020 (inception) through September 30, 2020
			( restated )
General and administrative expenses	$1,702,053	$2,625,204	$41,854

Loss from operations	(1,702,053)	(2,625,204)	(41,854)
Other income (expense)
Change in fair value of derivative warrant liabilities	(2,232,690)	1,137,350	—
Financing costs – derivative warrant liabilities	—	—	(735,490)
Gain on marketable securities (net), and dividends held in Trust Account	4,925	12,393	—

Total other income (expense)	(2,227,765)	1,149,743	(735,490)

Net loss	$(3,929,818)	$(1,475,461)	$(777,344)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	25,000,000	25,000,000	3,787,879

Basic and diluted net loss per share, common stock subject to redemption	$(0.13)	$(0.05)	$(0.08)

Weighted average shares outstanding of common stock, basic and diluted	6,250,000	6,250,000	6,250,000

Basic and diluted net loss per share, common stock	$(0.13)	$(0.05)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (unaudited) (restated)	—	$—	6,250,000	$625	$94	$(29,416,736)	$(29,416,017)
Net income	—	—	—	—	—	9,238,963	9,238,963

Balance - March 31, 2021 (unaudited) (restated)	—	$—	6,250,000	$625	$94	$(20,177,773)	$(20,177,054)
Net loss	—	—	—	—	—	(6,784,606)	(6,784,606)

Balance - June 30, 2021 (unaudited) (restated)	—	$—	6,250,000	$625	$94	$(26,962,379)	$(26,961,660)
Net loss	—	—	—	—	—	(3,929,818)	(3,929,818)

Balance - September 30, 2021 (unaudited)	—	$—	6,250,000	$625	$94	$(30,892,197)	$(30,891,478)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(24,281)	(26,122,471)	(26,146,752)
Net loss	—	—	—	—	—	(777,344)	(777,344)

Balance - September 30, 2020 (restated)	—	$—	7,187,500	$719	$—	$(26,899,815)	$(26,899,096)

(1)
This number includes 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment expired unexercised on October 31, 2020, thus the 937,500 of Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.).
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2021	For the period from July 21, 2020 (inception) through September 30, 2020
		(restated)
Cash Flows from Operating Activities:
Net loss	$(1,475,461)	$(777,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	(12,393)	—
Change in fair value of derivative warrant liabilities	(1,137,350)	—
Financing costs – derivate warrant liabilities	—	735,490
Expenses paid by sponsor in exchange for working capital loan	361,751
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	16,000
Changes in operating assets and liabilities:
Prepaid expenses	152,036	(420,591)
Accounts payable	222,866	406,145
Accrued expenses	1,329,655	3,500
Accrued expenses – related party	90,000	10,000

Net cash used in operating activities	(468,896)	(26,800)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(250,000,000)

Net cash provided by (used in) investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(111,542)
Proceeds received from initial public offering, gross	—	250,000,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	—	(5,140,200)

Net cash provided by financing activities	—	251,773,258

Net increase in cash	(468,896)	1,746,458
Cash - beginning of the period	470,073	—

Cash - end of the period	$1,177	$1,746,458

Supplemental disclosure of noncash investing and financing activities:
Operating expenses paid by Sponsor included in working capital loan	$361,751	$—
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Offering costs included in accounts payable	$—	$5,000
Offering costs included in accrued liabilities	$—	$391,500
Offering costs included in note payable - related party	$—	$86,542
Deferred underwriting commissions	$—	$8,750,000
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$—	$26,146,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Basis of Presentation
ESS Tech, Inc., formerly known as ACON S2 Acquisition Corp. (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on July 21, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses Business Combination. While the Company may pursue a business combination opportunity in any business, industry, sector or geographical location, management intends to initially focus the search on identifying a prospective target business that employs a strategic approach to sustainability; that is, a business whose pursuit of sustainability—environmental, social and/or economic—is core to driving its performance and success. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
The Business Combination
On October 8, 2021 (the “Closing Date”), the
Company
consummated the
previously
announced Merger pursuant to that certain Agreement and Plan of Merger, dated as of May 6, 2021 (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech Subsidiary, Inc. (formerly known as ESS Tech, Inc.), a Delaware corporation (“Legacy ESS”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of the Company and Legacy ESS. In connection with the closing of the Merger (the “Closing”), (i) the Company became a Delaware Corporation (the “Domestication”) and (ii) following the Domestication, a business combination between the Company and Legacy ESS was effectuated through the merger of Merger Sub with and into Legacy ESS, with Legacy ESS continuing as the surviving company and as a wholly-owned subsidiary of the Company. On the Closing Date, the Company changed its name from ACON S2 Acquisition Corp. to “ESS Tech, Inc.” The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.
In accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of Legacy ESS, par value $0.0001 per share (“Legacy ESS Common Stock”), was
 converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on the adjusted equity value of Legacy ESS, as described in the Merger Agreement, at an exchange ratio of 1.47110014425, resulting in an aggregate of 99,562,793 shares of Common Stock being issued to Legacy ESS stockholders. Additionally, in the event that the volume weighted average price of the Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control where the per share consideration paid in the transaction exceeds certain thresholds, up to 15,675,002 additional shares of Common Stock may be issued to the parties that were holders of Legacy ESS Common Stock immediately prior to the Closing.
No fractional shares of Common Stock were issued upon the exchange of Legacy ESS Common Stock. Any fractional shares were rounded down to the nearest whole share of Common Stock, resulting in an aggregate total of $311.03 cash payments by the Company made to Legacy ESS stockholders in lieu of fractional shares.
In connection with the Closing, the Company issued and sold an aggregate of 25,000,000 shares of Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $250.0 million pursuant to previously announced subscription agreements (the “PIPE Subscription Agreements”) with certain accredited investors (the “PIPE Investment”).
In connection with the Closing, the Company’s shareholders holding 20,754,719 shares of Common Stock exercised their right to redeem such shares. As a result, approximately $207,547,190 of funds was withdrawn from the Company’s trust account (the “Trust Account”) to fund participant share redemptions.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A
lso in connection with the Closing, 583,333 private placement warrants held by the Sponsor (as defined below) were forfeited. Of the remaining 4,083,334 private placement warrants, 3,500,000 vested at Closing, and 583,334 will vest in two equal tranches upon the occurrence of certain milestone events.
See the Company’s Current Report on Form
8-K
filed with
the
Securities and Exchange Commission (“SEC”) on October 15, 2021 for more details.
Business Prior to the Business Combination
On May 6, 2021, the Company, entered into an Agreement and
Plan
of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of the Company and Legacy ESS. On October 8, 2021, the Company completed the business combination. See business combination described below.
All activity for the period
from
July 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is ACON S2 Sponsor, L.L.C., a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note
7
). The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option
expired unexercised on October 31, 2020.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million (Note

).
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
While the
Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds
from the
Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account,
are intended to be applied generally toward
completing
a
Business Combination
.
The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least

80
%
of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time the Company signs a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires
50
%
or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

T
he Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be

$
10.00
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $
5,000,001

upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transactions. If the Company seeks shareholder approval in connection with a business combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination.
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

15
%

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
I
f the Company is unable to complete a business
combination
within 24 months from the closing of the Initial Public Offering, or September 21, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $
100,000
of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law
.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

T
he Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note

) held in the Trust Account in the event the Company does not complete a business combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.00
per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F
urther, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to
comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective
or
do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The

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
Liquidity
As of September 30, 2021, we had approximately $1,000 in our operating bank account, and negative working capital of approximately $1.9 million. On October 8, 2021, the Company completed the aforementioned Business Combination and completed the PIPE Investment. Based on the foregoing, management believes that the Company will have sufficient cash on hand to meet its needs through one year from this filing
.
Risks and Uncertainties
In March 2020, the
 World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that
COVID-19
could have a ne
g
ative effect on identifying a target company for a
b
usiness
c
ombination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 - Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity, representing net tangible assets of $5,000,001. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares as temporary equity and to recognize the remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on September 25, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended September 30, 2020, March 31, 2021, and June 30, 2021 and the Company’s 10-K/A filed with the SEC on May 24, 2021 (the “Affected
Quarterly
Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.
Impact of the Restatement
The change in the carrying value of the Class A ordinary shares subject to possible redemption in the Post-IPO Balance Sheet resulted in a decrease of approximately $
5.7 million in additional
paid-in-capital
and an increase of approximately $26.1 million to accumulated deficit, as well as a reclassification of $
31.9
million Class A ordinary shares from permanent equity to temporary equity.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 21, 2020	As Reported	Adjustment	As Restated
Total assets	$252,174,258		$252,174,258

Total liabilities	$29,049,500		$29,049,500

Class A ordinary shares subject to possible redemption	218,124,750	31,875,250	250,000,000
Preference shares	—	—	—
Class A ordinary shares	319	(319)	—
Class B ordinary shares	719	—	719
Additional paid-in capital	5,747,460	(5,747,460)	—
Accumulated deficit	(748,490)	(26,127,471)	(26,875,961)

Total shareholders’ equity (deficit)	$5,000,008	$(31,875,250)	$(26,875,242)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$252,174,258	$—	$252,174,258

The impact of the restatement on the balance sheets and statements of shareholders’ equity for the Affected Quarterly and Annual Periods is presented below. The restatement had no impact on net income or net cash flows from operating, investing or financing activities.
The tables
below present the
 effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet and statements of shareholders’ equity as of September 30, 2020:

As of September 30, 2020	As Reported	Adjustment	As Restated
Total assets	$252,167,049		$252,167,049

Total liabilities	$29,066,145		$29,066,145

Class A ordinary shares subject to possible redemption	218,100,900	31,899,100	250,000,000
Preference shares	—	—	—
Class A ordinary shares	319	(319)	—
Class B ordinary shares	719	—	719
Additional paid-in capital	5,776,310	(5,776,310)	—
Accumulated deficit	(777,344)	(26,122,471)	(26,899,815)

Total shareholders’ equity (deficit)	$5,000,004	$(31,899,100)	$(26,899,096)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$252,167,049	$—	$252,167,049

Statement of changes in Stockholders’ equity for the period from July 21, 2020 (inception) through September 30, 2020 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of units in initial public offering, gross	$237,500,000	$(237,500,000)	$—
Offering costs	$(13,646,752)	13,646,752	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	(26,146,752)	(26,146,752)
Shares subject to possible redemption	218,100,900	(218,100,900)	—

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables
 below present the
 effect of the financial statement adjustments related
to
the restatement discussed above of the Company’s previously reported balance sheet and statement of shareholders’ equity as of December 31, 2020:

As of December 31, 2020	As Reported	Adjustment	As Restated
Total assets	$250,827,490		$250,827,490

Total liabilities	$30,243,507		$30,243,507

Class A ordinary shares subject to possible redemption	215,583,980	34,416,020	250,000,000
Preference shares	—	—	—
Class A ordinary shares	344	(344)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	8,293,299	(8,293,299)	—
Accumulated deficit	(3,294,265)	(26,122,377)	(29,416,642)

Total shareholders’ equity (deficit)	$5,000,003	$(34,416,020)	$(29,416,017)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$250,827,490	$—	$250,827,490

Statement of changes in Stockholders’ equity for the period from July 21, 2020 (inception) through December 31, 2020 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of units in initial public offering, gross	$237,500,000	$(237,500,000)	$—
Offering costs	$(13,646,752)	13,646,752	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	(26,146,752)	(26,146,752)
Shares subject to possible redemption	(215,583,980)	215,583,980	—
The tables below present the effect
 of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet and statement of shareholders’ equity as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$250,663,379		$250,663,379

Total liabilities	$20,840,433		$20,840,433

Class A ordinary shares subject to possible redemption	224,822,940	25,177,060	250,000,000
Preference shares	—	—	—
Class A ordinary shares	252	(252)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	—	—	—
Accumulated deficit	4,999,129	(25,176,808)	(20,177,679)

Total shareholders’ equity (deficit)	$5,000,006	$(25,177,060)	$(20,177,054)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$250,663,379	$—	$250,663,379

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Shares subject to redemption	$(9,238,960)	$9,238,960	$—

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of
 the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet and statement of shareholders’ equity as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$250,304,732		$250,304,732

Total liabilities	$27,266,392		$27,266,392

Class A ordinary shares subject to possible redemption	218,038,330	31,961,670	250,000,000
Preference shares	—	—	—
Class A ordinary shares	320	(320)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	6,784,542	(6,784,542)	—
Accumulated deficit	(1,785,477)	(25,176,808)	(26,962,285)

Total shareholders’ equity (deficit)	$5,000,010	$(31,961,670)	$(26,961,660)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$250,304,732	$—	$250,304,732

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Shares subject to redemption	$6,784,610	$(6,784,610)	$—
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly and Annual Periods:

	EPS for Class A ordinary shares (redeemable)
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Earnings allocable to ordinary shares subject to possible redemption	$3,321	$7,387,849	$7,391,170
Weighted average shares outstanding	21,568,664	3,431,336	25,000,000
Basic and diluted earnings per share	$—	$0.30	$0.30
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Earnings (loss) allocable to ordinary shares subject to possible redemption	$3,293	$(5,430,978)	$(5,427,685)
Weighted average shares outstanding	22,474,838	2,525,162	25,000,000
Basic and diluted earnings per share	$—	$(0.22)	$(0.22)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Earnings allocable to ordinary shares subject to possible redemption	$6,514	$1,956,972	$1,963,486
Weighted average shares outstanding	22,024,254	2,975,746	25,000,000
Basic and diluted earnings per share	$—	$0.08	$0.08

	EPS for Class B ordinary shares (non-redeemable)
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Earnings allocable to non-redeemable ordinary shares	$9,235,642	$(7,387,849)	$1,847,793
Weighted average shares outstanding	9,681,336	(3,431,336)	6,250,000
Basic and diluted earnings per share	$0.95	$(0.65)	$0.30
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Loss allocable to non-redeemable ordinary shares	$(6,787,899)	$5,430,978	$(1,356,921)
Weighted average shares outstanding	8,775,162	(2,525,162)	6,250,000
Basic and diluted earnings per share	$(0.77)	$0.55	$(0.22)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Earnings allocable to non-redeemable ordinary shares	$2,447,843	$(1,956,972)	$490,871
Weighted average shares outstanding	9,225,746	(2,975,746)	6,250,000
Basic and diluted earnings per share	$0.27	$(0.19)	$0.08

	EPS for Class A ordinary shares (redeemable)
	As Previously Reported	Adjustment	As Restated
Form 10-Q (September 30, 2020) - the period from July 21, 2020 (inception) through September 30, 2020
Earnings (loss) allocable to ordinary shares subject to possible redemption	$3,841	$(2,378,506)	$(2,374,665)
Weighted average shares outstanding	21,810,415	(18,022,536)	3,787,879
Basic and diluted earnings per share	$—	$(0.08)	$(0.08)
Form 10-K/A (December 31, 2020) - the period from July 21, 2020 (inception) through December 31, 2020
Earnings (loss) allocable to ordinary shares subject to possible redemption	$—	$(293,337)	$(293,337)
Weighted average shares outstanding	21,719,426	(5,580,185)	16,139,241
Basic and diluted earnings per share	$—	$(0.15)	$(0.15)

	EPS for Class B ordinary shares (non- redeemable)
	As Previously Reported, As Restated	Adjustment	As Restated
Form 10-Q (September 30, 2020) - the period from July 21, 2020 (inception) through September 30, 2020
Loss allocable to non-redeemable ordinary shares	$(777,344)	$293,337	$(484,007)
Weighted average shares outstanding	6,732,994	(482,994)	6,250,000
Basic and diluted earnings per share	$(0.12)	$0.04	$(0.08)
Form 10-K/A (December 31, 2020) - the period from July 21, 2020 (inception) through December 31, 2020
Loss allocable to non-redeemable ordinary shares	$(3,298,105)	$2,378,505	$(919,600)
Weighted average shares outstanding	8,310,766	(2,060,766)	6,250,000
Basic and diluted earnings per share	$(0.40)	$0.25	$(0.15)

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company did not have any cash equivalents.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts.
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

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances,
 the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable
 and
accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value
. The fair value of investments
held
in Trust Account is determined using quoted prices in active markets.
Working Capital Loan – Related Party
The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. There were no
Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

ESS TECH, INC.
(
Formerly
ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company follows the asset and liability method of accounting for income taxes
under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net loss per share, because their exercise is contingent upon further events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. The remeasurement adjustment on the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(3,143,854)	$(785,964)	$(1,180,369)	$(295,092)
Denominator:
Basic and diluted weighted average common shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net loss per common share	$(0.13)	$(0.13)	$(0.05)	$(0.05)

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period from July 21, 2020 (inception) through September 30, 2020:

	For the period from July 21, 2020 (inception) through September 30, 2020
	Class A	Class B
	(restated)
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(293,337)	$(484,007)
Denominator:
Basic and diluted weighted average common shares outstanding	3,787,879	6,250,000

Basic and diluted net loss per common share	$(0.08)	$(0.08)

Recent Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity
’
s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity
’
s Own Equity
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

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Initial Public Offering
On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions.
Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 10).
Note 5 - Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement
of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million.
Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a
b
usiness
c
ombination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.
Our Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial
b
usiness
c
ombination.
Note 6 - Related Party Transactions
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial
b
usiness
c
ombination and (B) subsequent to the initial
b
usiness
c
ombination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial
b
usiness
c
ombination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Related Party Loans
On July 27, 2020, the company entered into the Note. The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $112,000 under the Note and repaid this in full on September 21, 2020.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to

$
1,500,000
of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of
$
1.50
per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had borrowed approximately $
362,000
under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement providing that, commencing on September 16, 2020 through the earlier of consummation of the initial
b
usiness
com
bination
or
the liquidation, the Company will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.
In addition, our Sponsor, executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable
b
usiness
c
ombinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to our Sponsor, executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial
b
usiness
c
ombination will be made using funds held outside the Trust Account. As of September 30, 2021, the Company recognized approximately $30,000 and $90,000 in the condensed statements of operations for the three and nine months ended September 30, 2021 and $130,000 is included in accrued expenses—related party on the condensed balance sheet at September 30, 2021.
Note 7
-
Commitments and Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial
b
usiness
c
ombination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a
b
usiness
c
ombination, subject to the terms of the underwriting agreement.
Note 8
-
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000

Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 25,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condenses balance sheets.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as

follows:

Gross Proceeds	$250,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(13,646,752)
Proceeds allocated to Public Warrants at issuance	(12,500,000)
Plus:
Remeasure adjustment on Class A ordinary shares subject to possible redemption amount	26,146,752

Class A ordinary shares subject to possible redemption	$250,000,000

Note 9
-
Shareholders’ Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.
Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.
As of September 30, 2021 and December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, respectively
, all of which are
subject to possible redemption
and
have been classified as temporary equity (see Note
8
).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, 6,250,000 ordinary shares were issued and outstanding, which excludes 937,500 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option expired unexercised on October 31, 2020, thus the 937,500 of Class B ordinary shares were forfeited.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial business combination) at the time of the initial
b
usiness
c
ombination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial
b
usiness
c
ombination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial
b
usiness
c
ombination and any Private Placement Warrants issued to our Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one
.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10
-
Derivative Warrant Liabilities
As of September 30, 2021, there were 13,000,000 total warrants outstanding, of which the Company has 8,333,333 and 4,666,667 Public Warrants and Private Placement Warrants, respectively.
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
The warrants have an
exercise
price of $11.50
per
share, subject to adjustments, and will expire five years after the completion of a
b
usiness
com
bination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial
b
usiness
c
ombination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial
b
usiness
c
ombination on the date of the consummation of the initial
b
usiness
com
bination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business
c
ombination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a
b
usiness
c
ombination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a
b
usiness
c
ombination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Fair Value Measurements
The following table presents information about the
Company’s
assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,016,847	$—	$—
Liabilities:
Warrant liabilities - Public warrants	$10,333,330	$—	$—
Warrant liabilities - Private warrants	$—	$—	$9,883,720
Working capital loan - Related party	$—	$—	$361,751

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,004,454	$—	$—
Liabilities:
Warrant liabilities - Public warrants	$13,625,000	$—	$—
Warrant liabilities - Private warrants	$—	$—	$7,729,400
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers from a Level 3 measurement to a Level 1 fair value measurement for the nine months ended September 30, 2021.
Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. As of September 30, 2021, the Company had sold its investments in mutual funds and the cash was maintained in the operating bank account.
The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The fair value of the Private Placement warrants have been estimated using a modified Black-Scholes-Merton (“BSM”) model at inception and subsequently at each measurement date, considering certain vesting conditions imposed by the Sponsor Letter Agreement on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company. For the three months ended September 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $2.2 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. For the nine months ended September 30, 2021, the Company recognized income in the statement of operations resulting from a decrease in the fair value of liabilities of $1.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of December 31 2020
Stock price	$9.97	$10.08
Volatility	42.2%	10.0%
Expected life of the options to convert	5.02	5.9
Risk-free rate	0.98%	0.48%
Dividend yield	—	—

ESS TECH, INC.
(Formerly ACON S2 ACQUISITION CORP.)
NOTES TO
UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor Letter Agreement imposes certain vesting conditions on the Private
Placement
Warrants held by the Sponsor and executive officers and directors of the Company (the “Private Placement Warrant Holders”). These vesting conditions were considered in the estimated fair value of the Private Placement Warrants as of September 30, 2021. If the proposed business combination closes, the
Private Placement Warrant Holders agreed to forfeit
583,333
Private Placement Warrants and agreed that up to another
583,333
Private Placement Warrants would be subject to potential forfeiture within
54
months of closing the proposed
business
combination if certain price targets for the combined company’s common stock, ranging from $
12.50
to $
15.00
per common share, are not met. The Company estimated the probability of the stock price reaching $
12.50
and $
15.00
over the life of the
54-month
period following the proposed business combination and applied that probability of vesting to the value of each vesting tranche calculated by the BSM model to arrive at the aggregate value for each tranche of the vesting
warrants.
The change in the fair value of the
Level
3 derivative warrant liabilities for the
nine
months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,729,400
Change in fair value of derivative warrant liabilities	2,154,320

Derivative warrant liabilities at September 30, 2021	$9,883,720

The change in the fair value of the working capital loan – related party measured with Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Fair value of working capital loan - related party at December 31, 2020	$—
Initial fair value of working capital loan - related party	361,751
Change in fair value of working capital loan - related party	—

Fair value of working capital loan - related party, September 30, 2020	$361,751

Note
12-Subsequent
Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available for issuance. Based upon this review, except as noted above regarding the consummation of the business combination on October 8, 2021 (see Note 1 for additional information), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to ACON S2 Acquisition Corp. prior to the Closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, as the context suggests, and “ESS Tech, Inc.” refers to the business of ESS Tech, Inc. prior to the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings, including the definitive proxy statement/prospectus filed with the SEC on September14, 2021.
Overview
We were a blank check company incorporated on July 21, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
On May 6, 2021, we entered into a Merger Agreement, by and among the Company, SCharge Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“ESS”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of the Company and ESS. On October 8, 2021, the Company completed the business combination. See business combination described below.

Our sponsor is ACON S2 Sponsor, L.L.C., a Delaware limited liability company (“Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, we consummated our Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (See Note 7 in the accompanying condensed consolidated financial statements). The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option expired unexercised on October 31, 2020.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million (See Note 5 in the accompanying condensed consolidated financial statements).
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
Recent Developments – ESS Tech Inc. Business Combination
On October 8, 2021, we consummated the Merger between Merger Sub and Legacy ESS pursuant to the Merger Agreement. Upon the closing of the Merger, (i) Merger Sub merged with and into Legacy ESS, the separate corporate existence of Merger Sub ceased and Legacy ESS continued as the surviving corporation in the merger and a wholly-owned subsidiary of the Company and (ii) the Company changed its name to “ESS Tech, Inc.” See Note 1 to Item 1 above for a description of the Merger, the Merger Agreement and the transactions contemplated thereby.

Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and identifying a target company for our initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.
For the three months ended September 30, 2021, we had a net loss of approximately $3.9 million, which consisted of $2.2 million from changes in the fair value of warrant liabilities and approximately $1.7 million in general and administrative costs, partially offset by gains on our marketable securities of approximately $5,000.
For the nine months ended September 30, 2021, we had net loss of approximately $1.5 million, which consisted of approximately $2.6 million in general and administrative costs, partially offset by $1.1 million from changes in the fair value of warrant liabilities and gains on our marketable securities of approximately $12,000.
For the period from July 21, 2020 (inception) through September 30, 2020, we had net loss of approximately $777,000, which consisted of approximately $735,000 in financing costs and approximately $42,000 in general and administrative costs.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1,000 in our operating bank account, and negative working capital of approximately $1.9 million. On October 8, 2021, the Company completed the aforementioned Business Combination and completed the PIPE Investment. Based on the foregoing, management believes that the Company will have sufficient cash on hand to meet its needs through one year from this filing.
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
Critical Accounting Policies
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

The warrants issued in our Initial Public Offering, the underwriters’ exercise of their overallotment option and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and the fair value of the Private Placement Warrants have been estimated using the Black-Scholes-Merton model at inception and each subsequent measurement date, considering certain vesting conditions imposed by the Sponsor Letter Agreement on the Private Placement Warrants held by the Sponsor and executive officers and directors of the Company. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 25,000,000, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 due to our classification of the complex features of the Class A ordinary shares and warrants . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, our annual financial statements as of December 31, 2020 and our interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Notwithstanding the identified material weaknesses as of September 30, 2021, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Form
10-Q
filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in internal control over financial reporting
We have commenced our remediation efforts in connection with the identification of the material weaknesses discussed above and have taken the following steps during the quarter ended September 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to those risk factors previously disclosed in our Annual Report on
Form 10-K
for the period ended December 31, 2020, as amended, filed with the SEC on May 24, 2021 and the proxy statement/prospectus filed pursuant to Rule 424(b)(3) of the Securities Act on September 14, 2021 (the “Proxy Statement”). However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factors detailed in the section titled “
Risk Factors
” beginning on page 33 of the Proxy Statement are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) None.
(b) Furnish the information required by Item 407(c)(3) of Regulation
S-K.
In connection with the Closing of the Merger, the Company adopted Amended and Restated Bylaws (see Exhibit 3.2 to this Form
10-Q,
the “Bylaws”) that changed the procedures by which stockholders of the Company may recommend nominees to our board of directors.
Except as set forth in the Stockholders’ Agreement, entered into as of May 6, 2021, by and among Legacy ESS and certain Legacy ESS stockholders, directors are nominated by stockholders as described below. Under the Stockholders’ Agreement, for so long as certain Legacy ESS stockholders hold not less than 5%, such Legacy ESS stockholders will have the right to each nominate one director to the Company’s board of directors at each annual meeting of stockholders at which such nominee’s term expires.
The updated procedures for stockholders to nominate directors are as follows:
Nominations of persons for election to our board of directors may be made by any stockholder of the Company who (A) is a stockholder of record at the time of giving of the notice described in the next paragraph; (B) is a stockholder of record on the record date for the determination of stockholders entitled to notice of the annual meeting; (C) is a stockholder of record on the record date for the determination of stockholders entitled to vote at the annual meeting; (D) is a stockholder of record at the time of the annual meeting; and (E) complies with the procedures discussed below.

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must have given timely notice in writing to the Secretary of the Company and any such nomination must constitute a proper matter for stockholder action. To be timely, a stockholder’s notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day and no later than 5:00 p.m., local time, on the 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders. However, if no annual meeting of stockholders was held in the preceding year, or if the date of the applicable annual meeting has been changed by more than 25 days from the first anniversary of the preceding year’s annual meeting, then to be timely such notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than 5:00 p.m., local time, on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company. In no event will the adjournment, rescheduling or postponement of any annual meeting, or any announcement thereof, commence a new time period (or extend any time period) for the giving of a stockholder’s notice as described above. If the number of directors to be elected to the board of directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors at least 10 days before the last day that a stockholder may deliver a notice of nomination pursuant to the foregoing provisions, then a required stockholder’s notice will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by the Secretary at our principal executive offices no later than 5:00 p.m., local time, on the 10th day following the day on which such public announcement is first made. “Public announcement” means disclosure in a press release reported by a national news service or in a document publicly filed by the Company with the SEC pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 (as amended and inclusive of rules and regulations thereunder, the “1934 Act”).
A stockholder’s notice to the Secretary must set forth:
(1) for each person whom the stockholder proposes to nominate for election as a director: (A) such person’s name, age, business address, residence address and principal occupation or employment; the class and number of shares of the Company that are held of record or are beneficially owned by such person and a description of any Derivative Instruments (as defined below) held or beneficially owned thereby or of any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares), the effect or intent of which is to mitigate loss to, or to manage the risk or benefit of share price changes for, or to increase or decrease the voting power of such person; and all information relating to such person that is required to be disclosed in solicitations of proxies for the contested election of directors, or is otherwise required, in each case pursuant to the Section 14 of the 1934 Act; (B) the nominee’s written consent to being named in such stockholder’s proxy statement as a nominee of such stockholder and to serving as a director of the Company if elected; (C) a reasonably detailed description of any direct or indirect compensatory, payment, indemnification or other financial agreement, arrangement or understanding that such person has, or has had within the past three years, with any person or entity other than the Company (including the amount of any payment or payments received or receivable thereunder), in each case in connection with candidacy or service as a director of the Company; and (D) a description of any other material relationships between such person and such person’s respective affiliates and associates, or others acting in concert with them, on the one hand, and such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, and their respective affiliates and associates, or others acting in concert with them, on the other hand; and
(2) for the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made: (A) the name and address of such stockholder (as they appear on the Company’s books), of such beneficial owner and of their respective affiliates or associates or others acting in concert with them; (B) for each class or series, the number of shares of stock of the Company that are, directly or indirectly, held of record or are beneficially owned by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (C) a description of any agreement, arrangement or understanding between such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, and any other person or persons (including, in each case, their names) in connection with the proposal of such nomination; (D) a description of any agreement, arrangement or understanding (including, regardless of the form of settlement, any derivative, long or short positions, profit interests, forwards, futures, swaps, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions and borrowed or loaned shares) that has been entered into by or on behalf of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities (any of the foregoing, a “Derivative Instrument”), or any other agreement, arrangement or understanding that has been made the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for or increase or decrease the voting power of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities; (E) any rights to dividends on the Company’s securities owned beneficially by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, that are separated or separable from the underlying security; (F) any proportionate interest in the Company’s securities or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership; (G) any performance-related fees (other than an asset-based fee) that such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with, them is entitled to based on any increase or decrease in the value of the Company’s securities or Derivative Instruments, including, without limitation, any such interests held by members of the immediate family of such persons sharing the same household; (H) any significant equity interests or any Derivative Instruments in any principal competitor of the Company that are held by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (I) any direct or indirect interest of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, in any contract with the Company, any affiliate of the Company or any principal competitor of the Company (in each case, including any employment agreement, collective bargaining agreement or consulting agreement); (J) a representation and undertaking that the stockholder is a holder of record of stock of the Company as of the date of submission of the stockholder’s notice and intends to appear in person or by proxy at the meeting to bring such nomination before the meeting; (K) a representation and undertaking that such stockholder or any such beneficial owner intends, or is part of a group that intends, to (x) deliver a proxy statement or form of proxy to holders of at least the percentage of the voting power of the Company’s then-outstanding stock required to elect each such nominee; or (y) otherwise solicit proxies from stockholders in support of such proposal or nomination; and (L) any other information relating to such stockholder, such beneficial owner, or their respective affiliates or associates or others acting in concert with them, or director nominee that, in each case, would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies in support of such nominee (in a contested election of directors) or proposal pursuant to Section 14 of the 1934 Act.
In addition to the foregoing requirements, to be timely, a stockholder’s notice (and any additional information submitted to the Company in connection therewith) must further be updated and supplemented (1) if necessary, so that the information provided or required to be provided in such notice is true and correct as of the record date(s) for determining the stockholders entitled to notice of, and to vote at, the meeting and as of the date that is 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof and (2) to provide any additional information that the Company may reasonably request. Such update and supplement or additional information, if applicable, must be received by the Secretary at our principal executive offices, in the case of a request for additional information, promptly following a request therefor, which response must be delivered not later than such reasonable time as is specified in any such request from the Company or, in the case of any other update or supplement of any information, not later than five business days after the record date(s) for the meeting (in the case of any update and supplement required to be made as of the record date(s)), and not later than eight business days prior to the date for the meeting or any adjournment, rescheduling or postponement thereof (in the case of the update and supplement required to be made as of 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof). The failure to timely provide such update, supplement or additional information shall result in the nomination no longer being eligible for consideration at the meeting.

Item 6. Exhibits.

	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

2.1*	Merger Agreement, dated as of May 6, 2021, by and among the Company, SCharge Merger Sub, Inc. and Legacy ESS	8-K	001-39525	2.1	May 7, 2021

3.1*	Amended and Restated Certificate of Incorporation	8-K	001-39525	3.1	October 15, 2021

3.2*	Amended and Restated Bylaws	8-K	001-39525	3.2	October 15, 2021

4.1*	Warrant Agreement, dated September 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	S-4	333-257232	4.1	June 21, 2021

4.2*	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021, by and among the Company, Legacy ESS, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare, Inc.	8-K	001-39525	4.2	October 15, 2021

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Previously filed
**
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22 nd
day of November, 2021.

ESS TECH, INC.

By:	/s/ Amir Moftakhar
Name:	Amir Moftakhar
Title:	Chief Financial Officer