Form 10-K/A
period 2020-12-31
ESS Tech, Inc.
filed 2021-12-03
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

ESS Tech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39525	98-1550150
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

6440 SW Parkway Ave., Bldg. 83 Wilsonville, Oregon		97070
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (855)
423-9920
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, $0.0001 par value per share	GWH	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	GWHW	The New York Stock Exchange
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).    Yes  ☒    No  ☐
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
12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the then outstanding Class A ordinary shares, par value $0.0001, of ACON S2 Acquisition Corp., our predecessor (“STWO”), computed by reference to the closing sales price for such shares on June 30, 2021, as reported on the Nasdaq Capital Market (“NASDAQ”), was
$261,000,000

(based on the closing sales price of such shares on June 30, 2021 of $10.44).
As of November
30
,
2021, 144,675,733 shares of Common Stock, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
ESS Tech, Inc., a Delaware corporation (“ESS” or the “Company”), formerly known as ACON S2 Acquisition Corp. (“STWO”) is filing this Amendment No. 2 on Form
10-K/A
(the “Second Amended Filing”) to amend and restate certain items in its Annual Report on Form
10-K
as of December 31, 2020 for the period from July 21, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”) and subsequently amended on May 24, 2021 (the “First Amended Filing”).
On October 8, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated May 6, 2021 (the “Merger Agreement”), by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Subsidiary Tech, Inc., a Delaware corporation (f/k/a ESS Tech, Inc.) (“Legacy ESS”) following the approval at a special meeting of the stockholders of STWO held on October 5, 2021 (the “Special Meeting”).
Pursuant to the terms of the Merger Agreement, STWO deregistered by way of continuation under the Cayman Islands Companies Act (2021 Revision) and registered as a corporation in the State of Delaware under Part XII of the Delaware General Corporation Law (the “Domestication”), and a business combination between STWO and Legacy ESS was effected through the merger of Merger Sub with and into Legacy ESS, with ESS surviving as a wholly owned subsidiary of STWO (together with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, the registrant changed its name from “ACON S2 Acquisition Corp.” to “ESS Tech, Inc.”
Unless stated otherwise, this report contains information about STWO prior to the Business Combination. References to the “Company” in this report refer to STWO before the Business Combination or ESS after the Business Combination, as the context suggests.
Background of Restatement
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 21, 2020 (the
“Post-IPO
Balance Sheet”), as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the
Form 10-Q
for the quarterly period ended September 30, 2020 as previously restated in the First Amended Filing; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this
Form 10-K/A
for the
Post-IPO
Balance Sheet and the Company’s audited financial statements included in the First Amended Filing, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and the unaudited condensed financial statements for the periods ended March 31, 2021 in the Form 10-Q/A as of and for the three months ended March 31, 2021 and June 30, 2021 in the Form 10-Q/A as of and for the three and six months ended June 30, 2021.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that there is a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A. Controls and Procedures in this

Form 10-K/A

Amendment No. 2.

Items Amended
We are filing this Second Amended Filing to amend and restate the First Amended Filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing or the First Amended Filing is being amended or updated by this Second Amended Filing and, other than as described herein, this Second Amended Filing does not purport to reflect any information or events subsequent to the Original Filing, or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form
10-Q
for the period affected by the restatement or our previously filed balance sheet, dated September 21, 2020, on Form
8-K.
This Second Amended Filing continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing.
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
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination
.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or NASDAQ rules. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or NASDAQ, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
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

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target
.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
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

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class
 A ordinary shares or public warrants
.
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
In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination if we sought such shareholder approval or such shareholder approval was required by law, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1—Business—Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed
.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer documents or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
You will not be entitled to protections normally afforded to investors of many other blank check companies
.
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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class
 A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class
 A ordinary shares
.
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
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until September
 21, 2022, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination
.
Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $470,000 is available to us outside the trust account (as of December 2020) to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
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
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
 redemption amount received by shareholders may be less than $10.00 per public share
.
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
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers
.
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
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share
.
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $250,000,000 may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $250,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages
.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
 amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced
.
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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations
.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
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
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise
.
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

We may issue additional Class
 A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class
 A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
 at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks
.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 25,000,000 and 6,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
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
Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class
 A ordinary shares if we issue shares to consummate an initial business combination
.
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
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least a two-thirds (
2
⁄
3
) majority (or such higher threshold as specified in the Company’s amended and restated articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 21, 2022 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least a two-thirds (
2
⁄
3
) majority (or such higher threshold as specified in the Company’s amended and restated articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
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

Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment
.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
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
Risks Relating to our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss
.
Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 21, 2022 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by September 21, 2022, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 21, 2022, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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
Following this issuance of the SEC Statement, on May 24, 2021 our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods. As part of such process, we identified a material weakness in our internal controls over financial reporting.
As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from July 21, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from July 21, 2020 (inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2 —Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.
As described elsewhere in this Second Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation
of the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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
Following the issuance of the SEC Statement our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020. Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the Restatement, the change in accounting for the warrants, the change in classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
In this Second Amended Filing, we are restating (i) our audited balance sheet as of September 21, 2020, as previously restated in the First Amended Filing, (ii) audited financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 previously restated in the First Amended Filing, (iii) and the unaudited interim financial statements as of September 30, 2020, and period from July 21, 2020 (inception) through September 30, 2020, as previously restated in the First Amended Filing.
We have
re-evaluated
our application of ASC
480-10-S99-3A
to our accounting classification of the outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the IPO on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we would not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Company’s memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation,
our management has determined that the Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.
Therefore, on November 22, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of September 21, 2020, as previously restated in the First Amended Filing, (ii) audited financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 as previously restated in the First Amended Filing, (iii) unaudited interim financial statements as of September 30, 2020 and for the period from July 21, 2020 (inception) through September 30, 2020 as previously restated in the First Amended Filing; (iv) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (v) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 18, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly reports on Form
10-Q
for the periods ended March 31, 2021 and June 30, 2021.
The restatement does not have an impact on our cash position and cash held in the Trust Account.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form
10-K.

We have not amended our previously filed Quarterly Report on Form
10-Q
for the period affected by the restatement or our previously filed balance sheet, dated September 21, 2020, on Form
8-K.
The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Second Amended Filing, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 21, 2020 (inception) through December 31, 2020. The remeasurement adjustment associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting and presentation of complex financial instrument transactions was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instrument transactions. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
ACON S2 Sponsor, L.L.C. (our Sponsor) (3)	6,100,000	(4)	97.9%	—	—	19.5%
Adam Kriger	—		—	—	—	—
John Roush	—		—	—	—	—
Jonathan Ginns	—		—	—	—	—
Daniel Jinich	—		—	—	—	—
Sarah Kirshbaum Levy	50,000		*	—	—	*
Ryan Shadrick Wilson	50,000		*	—	—	*
Janie Goddard	50,000		*	—	—	*
Our Sponsor, officers and directors as a group	6,250,000		100%	—	—	20.0%
Weiss Asset Management LP (5)	—		—	2,000,000	8.0%	6.4%
Glazer Capital, LLC (6)	—		—	2,113,988	8.5%	6.8%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1133 Connecticut Avenue, NW, Suite 700, Washington, DC 20036.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from July 21, 2020 (inception) to December 31, 2020, including services in connection with our initial public offering, totaled $62,155. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from July 21, 2020 (inception) to December 31, 2020, we did not pay Marcum for consultations concerning financial accounting and reporting standards.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from July 21, 2020 (inception) to December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the period from July 21, 2020 (inception) to December 31, 2020.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Third Amended and Restated Memorandum and Articles of Association.(1)

4.2	Description of Registrant’s Securities.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.2	Registration and Stockholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(1)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

10.8	Letter Agreement between the Registrant and the Sponsor.(1)

21	List of Subsidiaries.(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2020.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021.
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on
Form 10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.
December 2, 2021

ESS TECH, INC.

By:	/s/ Eric P. Dresselhuys

Name:	Eric P. Dresselhuys
Title:	Chief Executive Officer

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ESS Tech, Inc. (formerly ACON S2 Acquisition Corp.)
Opinion on the Financial Statements
We have audited the accompanying balance sheet of ACON S2 Acquisition Corp
(the “Company”) as of December 31, 2020, the related statements of operations, shareholders’ deficit and cash flows for the period from July 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2020 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 have been restated.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2020 to 2021.
Melville, NY
March 31, 2021, except for effects of the restatement discussed in Note 2-Amendment 1, as to which the date is May 24, 2021 and Note 2-Amendment 2 and Note 8, as to which the date is December 2, 2021

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
BALANCE SHEET
December 31, 2020
(As Restated – See Note 2)

Assets
Current assets:
Cash	$470,073
Prepaid expenses	215,972

Total current assets	686,045

Other assets	136,991
Investments held in Trust Account	250,004,454

Total Assets	$250,827,490

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$99,107
Accrued expenses - related party	40,000

Total current Liabilities	139,107
Deferred underwriting commissions	8,750,000

Derivative warrant liabilities	21,354,400

Total Liabilities	30,243,507
Commitments and Contingencies
Class A ordinary shares; 25,000,000 shares subject to possible redemption at $10.00 per share	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(29,416,642)

Total Shareholders’ Deficit	(29,416,017)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,827,490

The accompanying notes are an integral part of these financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

General and administrative expenses	$708,829

Loss from operations	(708,829)

Other income (loss)

Change in fair value of derivative warrant liabilities	(1,854,400)

Financing costs – derivative warrant liabilities	(735,490)
Gain on marketable securities (net) and dividends held in Trust Account	4,454

Total other loss	(2,585,436)

Net loss	$(3,294,265)

Weighted average Class A ordinary shares subject to redemption, basic and diluted	16,139,241

Basic and diluted net income per share, Class A ordinary shares	$(0.15)

Weighted average Class B ordinary shares outstanding, basic and diluted	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.15)

The accompanying notes are an integral part of these financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Forfeiture of Class B ordinary shares	—	—	(937,500)	(94)	94	—	—
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(24,375)	(26,122,377)	(26,146,752)
Net loss	—	—	—	—	—	(3,294,265)	(3,294,265)

Balance - December 31, 2020	—	$—	6,250,000	$625	$—	$(29,416,642)	$(29,416,017)

The accompanying notes are an integral part of these financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(3,294,265)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	16,000
Gain on marketable securities,(net) and dividends held in Trust Account	(4,454)
Change in fair value of derivative warrant liabilities	1,854,400
Financing costs – derivative warrant liabilities	735,490
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(352,963)
Accrued expenses	29,107
Accrued expenses - related party	40,000

Net cash used in operating activities	(976,685)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(111,542)
Proceeds received from initial public offering, gross	250,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(5,466,700)

Net cash provided by financing activities	251,446,758

Net increase in cash	470,073
Cash - beginning of the period	—

Cash - ending of the period	$470,073

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,000
Offering costs included in accrued expenses	$70,000
Offering costs included in note payable - related party	$86,542
Deferred underwriting commissions	$8,750,000
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$26,146,752
Forfeiture of Class B ordinary shares	$94
The accompanying notes are an integral part of these financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
ESS Tech, Inc., formerly known as ACON S2 Acquisition Corp. (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on July 21, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). While the Company may pursue a Business Combination opportunity in any business, industry, sector or geographical location, management intends to initially focus the search on identifying a prospective target business that employs a strategic approach to sustainability; that is, a business whose pursuit of sustainability — environmental, social and/or economic — is core to driving its performance and success. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
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
The Company’s sponsor is ACON S2 Sponsor, L.L.C., a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of
25,000,000
units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $
10.00
per Unit, generating gross proceeds of $
250.0
 million, and incurring offering costs of approximately $
14.4
 million, inclusive of approximately $
8.8
 million in deferred underwriting commissions (Note 7). The underwriters were granted a 45-day option from
the date of the final prospectus relating to the Initial Public Offering to purchase up to
3,750,000
additional Units to cover over-allotments, if any, at $
10.00
per Unit. The over-allotment option expired unexercised on October 31, 2020.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million (Note 5).
Upon the closing of the Initial Public Offering and the Private Placement, $
250.0
 million ($
10.00
per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principl
e
s generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020 and as of September 30, 2020 and for the period from July 21, 2020 (inception) through September 30, 2020 as well as the balance sheet as of September 21, 2020 (the “Affected Periods”), are restated in this Annual Report on
Form 10-K/A
(this “Annual Report”) to correct:

•
the misapplication of accounting guidance related to the Company’s warrants
in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable (Amendment No. 1); and

•
the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. (Amendment No. 2).

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
Amendment No. 1
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
Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from July 3, 2020 through December 31, 2020 and the period from July 3, 2020 through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 25,000,000 Units and the sale of Private Placement warrants completed on September 21, 2020. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-quarter of one redeemable warrant. Each whole Warrant entitles the holder to purchase one of Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless five years from the date of completion of our initial business combination. The material terms of the warrants are more fully described in Note 8—Derivative Warrant Liabilities. See re state
d Note 9—Fair Value Measurements.
Impact of the Restatement
The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities
.
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from July 21, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$250,827,490	$—	$250,827,490

Liabilities and shareholders’ equity
Total current liabilities	$139,107	$—	$139,107
Deferred underwriting commissions	8,750,000	—	8,750,000
Derivative warrant liabilities	—	21,354,400	21,354,400

Total liabilities	8,889,107	21,354,400	30,243,507
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	236,938,380	(21,354,400)	215,583,980
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	131	213	344
Class B ordinary shares—$0.0001 par value	625	—	625
Additional paid-in-capital	5,703,622	2,589,677	8,293,299
Accumulated deficit	(704,375)	(2,589,890)	(3,294,265)

Total shareholders’ equity	5,000,003	—	5,000,003

Total liabilities and shareholders’ equity	$250,827,490	$—	$250,827,490

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(708,829)	$—	$(708,829)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(1,854,400)	(1,854,400)
Financing costs—derivative warrant liabilities	—	(735,490)	(735,490)
Gain on marketable securities (net), and dividends held in Trust Account	4,454	—	4,454

Total other (expense) income	4,454	(2,589,890)	(2,585,436)

Net loss	$(704,375)	$(2,589,890)	$(3,294,265)

Basic and Diluted weighted-average Class A ordinary share outstanding	23,734,800		21,719,426

Basic and Diluted net income per Class A ordinary shares	$0.00		$—

Basic and Diluted weighted-average Class B ordinary share outstanding	7,052,256		8,310,766

Basic and Diluted net loss per Class B ordinary shares	$(0.10)		$(0.40)

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(704,375)	$(2,589,890)	$(3,294,265)
Adjustments to reconcile net loss to net cash used in operating activities	11,546	2,589,890	2,601,436
Net cash used in operating activities	(976,685)	—	(976,685)
Net cash used in investing activities	(250,000,000)	—	(250,000,000)
Net cash provided by financing activities	251,446,758	—	251,446,758
Net change in cash	$470,073	$—	$470,073

In addition, the impact to the balance sheet dated September
21
,
2020
, filed on Form
8
-K on September
25
,
2020
related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $
19.5
 million increase to the derivative warrant liabilities line item at September
21
,
2020
and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no
change to total shareholders’ equity at the reported balance sheet date.
Quarterly Financial Information (Unaudited)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement of the Company’s financial statement
s.
The
restatement had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form
10-Q
for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the quarterly period ended September 30, 2020 contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$252,167,049	$—	$252,167,049

Liabilities and shareholders’ equity
Total current liabilities	$816,145	$—	$816,145
Deferred underwriting commissions	8,750,000	—	8,750,000
Derivative warrant liabilities	—	19,500,000	19,500,000
Total liabilities	9,566,145	19,500,000	29,066,145
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	237,600,900	(19,500,000)	218,100,900
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	124	195	319
Class B ordinary shares—$0.0001 par value	719	—	719
Additional paid-in-capital	5,041,015	735,295	5,776,310
Accumulated deficit	(41,854)	(735,490)	(777,344)

Total shareholders’ equity	5,000,004	—	5,000,004

Total liabilities and shareholders’ equity	$252,167,049	$—	$252,167,049

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(41,854)	$—	$(41,854)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	—	—
Financing costs—derivative warrant liabilities	—	(735,490)	(735,490)
Total other (expense) income	—	(735,490)	(735,490)
Net loss	$(41,854)	$(735,490)	$(777,344)

Basic and Diluted weighted-average Class A ordinary share outstanding	—		21,810,415

Basic and Diluted net income per Class A ordinary shares	$—		$—

Basic and Diluted weighted-average Class B ordinary share outstanding	6,437,865		6,732,994

Basic and Diluted net loss per Class B ordinary shares	$(0.01)		$(0.12)

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(41,854)	$(735,490)	$(777,344)
Adjustment to reconcile net loss to net cash used in operating activities	16,000	735,490	751,490
Net cash used in operating activities	(26,800)	—	(26,800)
Net cash used in investing activities	(250,000,000)	—	(250,000,000)
Net cash provided by financing activities	251,773,258	—	251,773,258

Net change in cash	$1,746,458	$—	$1,746,458

Amendment No. 2
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021, to classify all outstanding Class A ordinary shares subject to possible redemption in temporary equity. In accordance with
ASC 480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 25, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 24, 2021, (collectively the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020.

Impact of the Restatement
The change in the carrying value of the redeemable Class A ordinary shares in t
h
e IPO Balance Sheet resulted in a reclassification of approximately 3.2 million Class A ordinary shares from permanent equity to temporary equity as presented below. The impact is presented below:

	As of September 21, 2020
	As Reported,
	As Restated	Adjustment	As Restated
Balance Sheet
Total assets	$252,174,258	$—	$252,174,258
Total liabilities	$29,049,500	$—	$29,049,500
Class A ordinary shares subject to possible redemption	218,124,750	31,875,250	250,000,000
Preference shares	—	—	—
Class A ordinary shares	319	(319)	—
Class B ordinary shares	719	—	719
Additional paid-in capital	5,747,460	(5,747,460)	—
Accumulated deficit	(748,490)	(26,127,471)	(26,875,961)
Total shareholders’ equity (deficit)	$5,000,008	$(31,875,250)	$(26,875,242)
Total Liabilities, Class A Ordinary Shares Subject to Possible
Redemption and Shareholders’ Equity (Deficit)	$252,174,258	$—	$252,174,258
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of December 31, 2020 and for the period from July 21, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$250,827,490	$—	$250,827,490

Total liabilities	30,243,507	—	30,243,507
Class A ordinary shares subject to possible redemption	215,583,980	34,416,020	250,000,000
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	344	(344)	—
Class B ordinary shares - $0.0001 par value	625	—	625
Additional paid-in-capital	8,293,299	(8,293,299)	—
Accumulated deficit	(3,294,265)	(26,122,377)	(29,416,642)

Total shareholders’ equity	5,000,003	(34,416,020)	(29,416,017)

Total liabilities and shareholders’ equity	$250,827,490	$—	$250,827,490

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Earnings (loss) allocable to ordinary shares subject to possible redemption	$3,841	(2,378,506)	$(2,374,665)

Basic and Diluted weighted-average Class A ordinary share outstanding	21,719,416	(5,580,185)	16,139,241

Basic and Diluted net income per Class A ordinary shares	$0.00	(0.15)	$(0.15)

Loss allocable to non-redeemable ordinary shares	$(3,298,105)	2,378,505	$(919,600)

Basic and Diluted weighted-average Class B ordinary share outstanding	8,310,766	(2,060,766)	6,250,000

Basic and Diluted net loss per Class B ordinary shares	$(0.40)	0.25	$(0.15)

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Shareholders’ Deficit
Sale of units in initial public offering, gross	$237,500,000	$(237,500,000)	$—
Offering costs	(13,646,752)	13,646,752	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	(26,146,471)	(26,146,471)
Shares subject to possible redemption	(215,583,980)	215,583,980	—
Quarterly Financial Information (Unaudited)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the r
e
statement of the Company’s financial statements. The restatement had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2020. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2020 is superseded by the information in this Annual Report, and the financial statements and related financial information for the quarterly period ended September 30, 2020 contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$252,167,049	$—	$252,167,049

Total liabilities	29,066,145	—	29,066,145
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	218,100,900	31,899,100	250,000,000
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	319	(319)	—
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,776,310	(5,776,310)	—
Accumulated deficit	(777,344)	(26,122,471)	(26,899,815)

Total shareholders’ equity	5,000,004	(31,899,100)	(26,899,096)

Total liabilities and shareholders’ equity	$252,167,049	$—	$252,167,049

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations
Earnings (loss) allocable to ordinary shares subject to possible redemption	$—	(293,337)	$(293,337)

Basic and Diluted weighted-average Class A ordinary share outstanding	21,810,415	(18,022,536)	3,787,879

Basic and Diluted net income (loss) per Class A ordinary shares	$—	(0.08)	$(0.08)

Loss allocable to non-redeemable ordinary shares	$(777,344)	293,337	$(484,007)

Basic and Diluted weighted-average Class B ordinary share outstanding	6,732,994	(482,994)	6,250,000

Basic and Diluted net loss per Class B ordinary shares	$(0.12)	0.04	$(0.08)

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Shareholders’ Deficit
Sale of units in initial public offering, gross	$237,500,000	$(237,500,000)	$—
Offering costs	(13,646,752)	13,646,752	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	(26,146,471)	(26,146,471)
Shares subject to possible redemption	218,124,750	(218,124,750)	—
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
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
Net Loss Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. The remeasurement adjustment associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the period from July 21, 2020
	(inception) through December 31, 2020
	Class A	Class B
	(restated)
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,374,665)	$(919,600)
Denominator:
Basic and diluted weighted average common shares outstanding	16,139,241	6,250,000

Basic and diluted net loss per common share	$(0.15)	$(0.15)

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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 202
0
, there were 25,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condenses balance sheets.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as follows:

Gross Proceeds	$250,000,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(13,646,752)
Proceeds allocated to Public Warrants at issuance	(12,500,000)
Plus:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	26,146,752

Class A ordinary shares subject to possible redemption	$250,000,000

Note 9—Shareholders’ Equity
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).

Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, 6,250,000 ordinary shares were issued and outstanding, which excludes 937,500 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option expired unexercised on October 31, 2020, thus the 937,500 of Class B ordinary shares were forfeited.
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
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.
Note 10—Derivative Warrant Liabilities
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
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of w
a
rrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 11—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,004,454	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$13,625,000	$—	$—
Derivative warrant liabilities – Private Warrants	$—	$—	$7,729,400
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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 21, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.42 - $9.64	$9.42 - $9.64	$10.08
Volatility	10.00%	10.00%	10.00%
Expected life of the options to convert	6.0	6.0	5.9
Risk-free rate	0.37%	0.37%	0.48%
Dividend yield	0.0%	0.0%	0.0%
Probability of merger	100.0%	100.0%	100.0%
The change in the level 3 fair value of the derivative warrant liabilities for the period from July 22, 2020 (inception) through December 31, 2020 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at July 3, 2020 (inception)	$—	$—	$—
Issuance of Warrants	12,500,000	7,000,000	19,500,000
Change in fair value of derivative warrant liabilities	1,125,000	729,400	1,854,400
Transfer of Public Warrants to level 1	(13,625,000)	—	(13,625,000)

Derivative warrant liabilities at December 31, 2020	$—	$7,729,400	$7,729,400

Note 12—Subsequent Events
Management has evaluated subsequent events or transactions that occurred up to the date the financial statements were issued. Based on this review, Management determined that all events or transactions that require potential adjustment to or disclosure in the financial statements have been recognized or disclosed herein.