Form 10-Q/A
period 2021-03-31
ESS Tech, Inc.
filed 2021-12-06
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
423-9920
ACON S2 ACQUISITION CORP.
1133 Connecticut Ave NW, Ste 700
Washington, DC 20036
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GWH	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 Shares	GWH.W	The New York Stock Exchange

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
the Exchange
Act).    Yes
☐   No
☒
As of November
30
,
2021, 144,675,733 shares par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
ESS Tech, Inc., a Delaware corporation (“ESS” or the “Company”), Formerly ACON S2 Acquisition Corp. (“STWO”), is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to amend and restate certain items in its Quarterly Report on
Form 10-Q
as of and for the three months ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Filing”).
We restated our audited financial statements as of and for the period from July 21, 2020 (inception) through December 31, 2020, which restatement was effective with the filing of our Amended Annual Report on Form 10-K as filed on December 2, 2021.
This Amendment No. 1 is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing.
The Company is filing this Amendment No. 1 to reflect a restatement of the Company’s condensed financial statements as of and for the three months ended March 31, 2021 to correct errors in the Company’s classification of public shares as permanent equity as further described below.
On October 8, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated May 6, 2021 (the “Merger Agreement”), by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Subsidiary Tech, Inc., a Delaware corporation (formerly known as ESS Tech, Inc.) (“Legacy ESS”) following the approval at a special meeting of the stockholders of STWO held on October 5, 2021 (the “Special Meeting”).
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
Background of Restatement
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 21, 2020 (the “Post-IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “2020
Form 10-K/A
No. 1”), (ii) audited financial statements included in the 2020 Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Form
10-Q
for the quarterly period ended September 30, 2020 as previously restated in the 2020
Form 10-K/A
No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements as of and for the three months ended March 31, 2021 in this
Form 10-Q/A..
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that there is a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in this Form
10-Q.
This Amendment No. 1 sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1, “Financial Statements”,
Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and
Part I, Item 4, “Controls and Procedures”.
In accordance with applicable SEC rules, this Amendment No. 1 includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.
Refer to Note 2, Restatement of Financial Statements, of Notes to Unaudited Condensed Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
Quarterly Report on
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements.
ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
CONDENSED BALANCE SHEET
(restated – See Note 2)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$321,774	$470,073
Prepaid expenses	244,592	215,972

Total current assets	566,366	686,045

Other assets	88,866	136,991
Cash equivalents held in Trust Account	250,008,147	250,004,454

Total Assets	$250,663,379	$250,827,490

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$43,728	$—
Accrued expenses	103,175	99,107
Accrued expenses - related party	70,000	40,000

Total current liabilities	216,903	139,107
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	11,873,530	21,354,400

Total liabilities	20,840,433	30,243,507

Commitments and Contingencies
Class A ordinary shares; 25,000,000 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020	250,000,000	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(20,177,679)	(29,416,642)

Total shareholders’ deficit	(20,177,054)	(29,416,017)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,663,379	$250,827,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(restated – See Note 2)

For the three months ended March 31, 2021
General and administrative expenses	$245,600

Loss from operations	(245,600)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,480,870
Gain on marketable securities (net), and dividends held in Trust Account	3,693

Total other income (expense)	9,484,563

Net income	$9,238,963

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	25,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.30

Weighted average Class B ordinary shares outstanding, basic and diluted	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE
THREE MONTHS ENDED MARCH 31, 2021
(restated – See Note 2)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31,2020	—	$—	6,250,000	$625	$—	$(29,416,642)	$(29,416,017)
Net income	—	—	—	—	—	9,238,963	9,238,963

Balance - March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(20,177,679)	$(20,177,054)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(restated – See Note 2)

Cash Flows from Operating Activities:
Net income	$9,238,963
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), and dividends held in Trust Account	(3,693)
Change in fair value of derivative warrant liabilities	(9,480,870)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	19,505
Accounts payable	43,728
Accrued expenses	4,068
Accrued expenses - related party	30,000

Net cash used in operating activities	(148,299)

Net de crease in cash	(148,299)

Cash - beginning of the period	470,073

Cash - ending of the period	$321,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)
Note 1—Description of Organization, Business Operations and Basis of Presentation
ESS Tech, Inc., formerly known as ACON S2 Acquisition Corp. (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on July
21
,
2020
. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one
or more businesses that the Company has not yet identified (“Business Combination”). While the Company may pursue a Business Combination opportunity in any business, industry, sector or geographical location, management intends to initially focus the search on identifying a prospective target business that employs a strategic approach to sustainability; that is, a business whose pursuit of sustainability
—
environmental, social and/or economic
—
is core to driving its performance and success. The Company is an “emerging growth company,” as defined in Section
2
(a) of the Securities Act of
1933
, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (exc
e
pt the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies h
e
ld in the Trust Account.
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
(Amendment No. 2) filed with the SEC on
Dec
ember
2
, 2021.
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 2— Restatement of Financial Statements
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables contain unaudited quarterly financial information for the quarterly period ended March 31, 2021 that has been updated to reflect the restatement. The restatement had no impact net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended M
a
rch 31, 2021 is superseded by the information in this Quarterly Report, and the financial statements and related financial information

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for the quarterly period ended March 31, 2021 contained in such previously filed report should no longer be relied upon:

As of March 31, 2021

Unaudited Condensed Balance Sheet	As Previously Reported	Adjustment	As Restated
Total assets	$250,663,379		$250,663,379

Total liabilities	$20,840,433		$20,840,433

Class A ordinary shares subject to possible redemption	224,822,940	25,177,060	250,000,000
Preference shares	—	—	—
Shareholders’ equity
Class A ordinary shares	252	(252)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	—	—	—
Accumulated deficit	4,999,129	(25,176,808)	(20,177,679)

Total shareholders’ equity (deficit)	$5,000,006	$(25,177,060)	$(20,177,054)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$250,663,379	$—	$250,663,379

	Three months ended March 31, 2021
Unaudited Statement of Operations	As Previously Reported	Adjustment	As Restated
Earnings allocable to ordinary shares subject to possible redemption	$3,321	$7,387,849	$7,391,170
Weighted average shares outstanding	21,568,664	3,431,336	25,000,000
Basic and diluted earnings per share	$—	$0.30	$0.30
Earnings allocable to non-redeemable ordinary shares	$9,235,642	$(7,387,849)	$1,847,793
Weighted average shares outstanding	9,681,336	(3,431,336)	6,250,000
Basic and diluted earnings per share	$0.95	$(0.65)	$0.30

For the three months ended March 31,2021
Unaudited Statement of Shareholders’ Deficit	As Previously Reported	Adjustment	As Restated
Shares subject to redemption	$(9,238,960)	$9,238,960	$—

Three Months Ended March 31, 2021
Unaudited Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(9,238,960)	$9,238,960	$—
Note 3—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s man
a
gement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. The remeasurement adjustment associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value

	For the three months ended March 31, 2021
	Class A	Class B
	(restated)
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$7,391,170	$1,847,793

Denominator:
Basic and diluted weighted average common shares outstanding	25,000,000	6,250,000

Basic and diluted net loss per common share	$0.30	$0.30

Recent Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity
’
s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity
’
s Own Equity
 (“ASU
2020-06”),
which

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 25,000,000

C
lass A ordinary shares issued and outstanding, all of which are subject to possible redemption and are classified as temporary equity.
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
Note 9—Derivative Warrant Liabilities
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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 10— Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$250,008,147	$—	$—
Liabilities:
Warrant liabilities – Public warrants	$7,590,000	$—	$—
Warrant liabilities – Private warrants	$—	$—	$4,283,530

ESS TECH, INC. (Formerly ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$250,004,454	$—	$—
Liabilities:
Warrant liabilities – Public warrants	$13,625,000	$—	$—
Warrant liabilities – Private warrants	$—	$—	$7,729,400
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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$21,354,400
Change in fair value of derivative warrant liabilities	(9,480,870)

Derivative warrant liabilities at March 31, 2021	$11,873,530

Note 11—Subsequent Events
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
Cautionary Note Regarding Forward-Looking Statements
This
Quarterly Report on Form 10-Q/A includes forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this
Form 10-Q/A.
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
Our sponsor is ACON S2 Sponsor, L.L.C., a Delaware limited liability company (“Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, we consummated our Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (See Note 7 in the accompanying condensed financial statements). The underwriters were granted a 45-day option from
the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option expired unexercised on October 31, 2020.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $7.0 million (See Note 5 in the accompanying condensed financial statements).
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
Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of our expenses on our behalf in exchange for the issuance of the Founder Shares, the loan proceeds of $112,000 from the Sponsor pursuant to the Note (see Note 6 in the accompanying condensed financial statements), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide us a working capital loan. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. The remeasurement adjustment associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting and presentation of complex financial instrument transactions was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020 and March 31, 2021. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2021 covered by this Quarterly Report on Form
10-Q/A
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

Item 6. Exhibits.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this December 3, 2021.

ESS TECH, INC.

By:	/s/ Eric P. Dresselhuys
Name:	Eric P. Dresselhuys
Title:	Chief Executive Officer