Form 10-Q/A
period 2021-06-30
ESS Tech, Inc.
filed 2021-12-06
CIK 1819438

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
as of and for the three and six months ended June 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 18, 2021 (the “Original Filing”).
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
The Company is filing this Amendment No. 1 to reflect a restatement of the Company’s condensed financial statements as of and for the three and six months ended June 30, 2021 to correct errors in the Company’s classification of public shares as permanent equity as further described below.
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
10-K/A
No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements as of and for the three and six months ended June 30, 2021 in this Form 10-Q/A.
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

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
Quarterly Report on
Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
CONDENSED BALANCE SHEETS
(restated – See Note 2)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$27,591	$470,073
Prepaid expenses	224,477	215,972

Total current assets	252,068	686,045
Other assets	40,742	136,991
Investments held in Trust Account	250,011,922	250,004,454

Total Assets	$250,304,732	$250,827,490

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$334,062	$—
Accrued expenses	97,970	99,107
Accrued expenses - related party	100,000	40,000

Total current liabilities	532,032	139,107
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	17,984,360	21,354,400

Total liabilities	27,266,392	30,243,507

Commitments and Contingencies (Note 7)
Class A ordinary shares; 25,000,000 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020	250,000,000	250,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(26,962,285)	(29,416,642)

Total shareholders’ deficit	(26,961,660)	(29,416,017)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,304,732	$250,827,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(restated – See Note 2)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$677,551	$923,151

Loss from operations	(677,551)	(923,151)
Other income (expense)
Change in fair value of derivative warrant liabilities	(6,110,830)	3,370,040
Gain on marketable securities (net), and dividends held in Trust Account	3,775	7,468

Total other (expense) income	(6,107,055)	3,377,508

Net (loss) income	$(6,784,606)	$2,454,357

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	25,000,000	25,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.22)	$0.08

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	6,250,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.22)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(restated – See Note 2)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	6,250,000	$625	$—	$(29,416,642)	$(29,416,017)
Net income	—	—	—	—	—	9,238,963	9,238,963

Balance - March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(20,177,679)	$(20,177,054)
Net loss	—	—	—	—	—	(6,784,606)	(6,784,606)

Balance - June 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(26,962,285)	$(26,961,660)

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
In accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of ESS, par value $
0.0001
per share (“ESS Common Stock”), other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement), shall be converted into the right to receive a fraction of a share of duly authorized, validly issued, fully paid and nonassessable common stock, par value $
0.0001
per share, of the Company (“Common Stock”) based on the adjusted equity value of ESS, as described in the Merger Agreement. Additionally, in the event that the volume weighted average price of the Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control where the per share consideration paid in the transaction exceeds certain thresholds, additional Common Stock may be issued to the parties that were holders of ESS Common Stock immediately prior to the closing of the Business Combination.

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
shares of the Company’s Common Stock for a purchase price of $
10.00
per share, for aggregate gross proceeds of $250,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Financing certain customary registration rights.
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
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses on our behalf in exchange for the issuance of the Founder Shares, the loan proceeds of $112,000 from the Sponsor pursuant to the promissory note between the Sponsor and the Company, where the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”) (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
I
n accordance with ASC
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

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

T
he following tables contain unaudited quarterly financial information for the quarterly period ended June 30, 2021 that has been updated to reflect the restatement. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended June 30, 2021 is superseded by the information in this Quarterly Report, and the financial statements and related financial information for the quarterly period ended March 31, 2021 contained in such previously filed report should no longer be relied upon:

	As of June 30, 2021
Unaudited Condensed Balance Sheet	As Previously Reported	Adjustment	As Restated
Total asset s	$250,304,732		$250,304,732

Total liabilities	$27,266,392		$27,266,392

Class A ordinary shares subject to possible redemptio n	218,038,330	31,961,670	250,000,000
Shareholders’ equity
Preference shares	—	—	—
Class A ordinary shares	320	(320)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	6,784,542	(6,784,542)	—
Accumulated deficit	(1,785,477)	(25,176,808)	(26,962,285)
Total shareholders’ equity (deficit)	$5,000,010	$(31,961,670)	$(26,961,660)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$250,304,732	$—	$250,304,732

	Three months ended June 30, 2021
Unaudited Statement of Operations	As Previously Reported	Adjustment	As Restated
Earnings (loss) allocable to ordinary shares subject to possible redemption	$3,293	$(5,430,978)	$(5,427,685)
Weighted average shares outstanding	22,474,838	2,525,162	25,000,000
Basic and diluted earnings per share	$—	$(0.22)	$(0.22)

Loss allocable to non-redeemable ordinary shares	$(6,787,899)	$5,430,978	$(1,356,921)
Weighted average shares outstanding	8,775,162	(2,525,162)	6,250,000
Basic and diluted earnings per share	$(0.77)	$0.55	$(0.22)

	Six months ended June 30, 2021
Unaudited Statement of Operations	As Previously Reported	Adjustment	As Restated
Earnings allocable to ordinary shares subject to possible redemption	$6,514	$1,956,972	$1,963,486
Weighted average shares outstanding	22,024,254	2,975,746	25,000,000
Basic and diluted earnings per share	$—	$0.08	$0.08

Earnings allocable to non-redeemable ordinary shares	$2,447,843	$(1,956,972)	$490,871
Weighted average shares outstanding	9,225,746	(2,975,746)	6,250,000
Basic and diluted earnings per share	$0.27	$(0.19)	$0.08

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2021
Unaudited Statement of Shareholders’ Deficit	As Previously Reported	Adjustment	As Restated
Shares subject to redemptio n	$6,784,610	$(6,784,610)	$—

	Six Months Ended June 30, 2021
Unaudited Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(2,454,350)	$2,454,350	$—

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(5,427,685)	$(1,356,921)	$1,963,486	$490,871

Denominator:
Basic and diluted weighted average common shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net ( loss ) income per common share	$(0.22)	$(0.22)	$0.08	$0.08

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
In addition, our Sponsor, executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to our Sponsor, executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2021, the Company recognized approximately $30,000 and $60,000 in the condensed statements of operations for the three and six months ended June 30, 2021 and $100,000 is included in accrued expenses—related party on the condensed balance sheet at June 30, 2021.
Note 7-Commitments and Contingencies
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

Note 8-Shareholders’ Equity
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
Note 9-Derivative Warrant Liabilities
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
Note 10- Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,011,922	$—	$—
Liabilities:
Warrant liabilities - Public warrants	$12,250,000	$—	$—
Warrant liabilities - Private warrants	$—	$—	$5,734,360

ESS TECH, INC. (FORMERLY ACON S2 ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$250,004,454	$—	$—
Liabilities:
Warrant liabilities - Public warrants	$13,625,000	$—	$—
Warrant liabilities - Private warrants	$—	$—	$7,729,400
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31 , 2020
Stock price	$9.90	$10.08
Volatility	21.5%	10.0%
Expected life of the options to convert	4.75-5.25	5.9
Risk-free rate	0.91%	0.48%
Dividend yield	—	—
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

Note 11-Subsequent Events
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
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net Loss Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2021. The remeasurement adjustment associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting and presentation of complex financial instrument transactions was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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