Form 10-Q
period 2022-03-31
ESS Tech, Inc.
filed 2022-05-13
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 9, 2022, the registrant had 152,654,728 shares of Common Stock, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “possible,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would” or “should,” or, in each case, their negative or other variations or comparable terminology. These words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

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
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans and opportunities;
•our relationships with third-parties, including our suppliers;
•issues related to the shipment and installation of our products;
•issues related to customer acceptance of our products;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein); and
•other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$212,331	$238,940
Restricted cash, current	1,167	1,217
Accounts receivable, net	2,928	517
Prepaid expenses and other current assets	4,406	4,844
Total current assets	220,832	245,518
Property and equipment, net	10,056	4,501
Operating lease right-of-use assets	4,260	—
Restricted cash, non-current	75	75
Other non-current assets	261	105
Total assets	$235,484	$250,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,745	$1,572
Accrued and other current liabilities	6,615	6,487
Operating lease liabilities, current	1,310	—
Deferred revenue	6,859	3,663
Notes payable, current	1,817	1,900
Total current liabilities	18,346	13,622
Notes payable, non-current	1,483	1,869
Operating lease liabilities, non-current	3,612	—
Earnout warrant liabilities	636	1,476
Public warrant liabilities	8,042	18,666
Private warrant liabilities	3,815	8,855
Other non-current liabilities	101	552
Total liabilities	36,035	45,040
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 152,606,563 and 151,839,058 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	16	16
Additional paid-in capital	745,752	745,753
Accumulated deficit	(546,319)	(540,610)
Total stockholders' equity	199,449	205,159
Total liabilities and stockholders’ equity	$235,484	$250,199
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,898	$5,652
Sales and marketing	1,501	512
General and administrative	7,789	2,120
Total operating expenses	22,188	8,284
Loss from operations	(22,188)	(8,284)
Other income (expenses), net:
Interest expense, net	(29)	(57)
Gain (loss) on revaluation of warrant liabilities	15,664	(8,426)
Loss on revaluation of derivative liabilities	—	(138,141)
Gain on revaluation of earnout liabilities	840	—
Other income (expense), net	4	(10)
Total other income (expenses), net	16,479	(146,634)
Net loss and comprehensive loss to common stockholders	$(5,709)	$(154,918)

Net loss per share - basic and diluted	$(0.04)	$(2.51)

Weighted average shares used in per share calculation - basic and diluted	151,683,819	61,693,067
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	58,919,345	$6	$153	$35,446	$(63,493)	$(27,888)
Issuance of Legacy ESS Redeemable Convertible Preferred Stock	—	—	5,746,003	1	—	29,515	—	29,516
Issuance of common stock upon exercise of options	—	—	2,379,260	—	—	518	—	518
Issuance of common stock upon exercise of warrants	—	—	60,418	—	—	356	—	356
Stock-based compensation expense	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(154,918)	(154,918)
Balance as of March 31, 2021	—	$—	67,105,026	$7	$153	$65,964	$(218,411)	$(152,287)

Balance as of December 31, 2021	—	$—	151,839,058	$16	$—	$745,753	$(540,610)	$205,159
Issuance of common stock upon exercise of options	—	—	138,617	—	—	47	—	47
Issuance of common stock upon release of restricted stock units	—	—	873,070	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	—	—	(244,202)	—	—	(2,808)	—	(2,808)
Warrants exercised	—	—	20	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,760	—	2,760
Net loss	—	—	—	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	—	$—	152,606,563	$16	$—	$745,752	$(546,319)	$199,449
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,709)	$(154,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	130
Non-cash interest expense	14	21
Non-cash lease expense	275	—
Stock-based compensation expense	2,760	129
Change in fair value of warrant liabilities	(15,664)	8,426
Change in fair value of derivative liabilities	—	138,141
Change in earnout liabilities	(840)	—
Changes in operating assets and liabilities:
Accounts receivable	785	—
Prepaid expenses and other assets	405	(294)
Accounts payable and other accrued liabilities	(1,596)	1,882
Net cash used in operating activities	(19,374)	(6,483)

Cash flows from investing activities:
Purchases of property and equipment	(4,041)	(133)
Net cash used in investing activities	(4,041)	(133)

Cash flows from financing activities:
Principal payments on notes payable	(483)	(101)
Proceeds from stock options exercised	47	518
Repurchase of shares from employees for income tax withholding purposes	(2,808)	—
Proceeds from sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of issuance costs	—	11,461
Net cash (used in) provided by financing activities	(3,244)	11,878

Net change in cash, cash equivalents and restricted cash	(26,659)	5,262
Cash, cash equivalents and restricted cash, beginning of period	240,232	6,394
Cash, cash equivalents and restricted cash, end of period	$213,573	$11,656
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$403	$—
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	2,235	22
Right-of-use operating lease assets obtained in exchange for lease obligations	4,534	—
Right-of-use finance lease assets obtained in exchange for lease obligations	123	—
Extinguishment of derivative liabilities upon sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of amount allocated to warrants	—	18,055
Extinguishment of warrant liabilities upon exercise of Legacy ESS Series B, Series C-1 and Series C-2 redeemable convertible preferred stock warrants	—	356

Cash and cash equivalents	$212,331	$10,163
Restricted cash, current	1,167	1,167
Restricted cash, non-current	75	326
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$213,573	$11,656
See accompanying notes to consolidated financial statements

ESS TECH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity. The Company’s products are designed for a 25-year operating life without performance degradation, and with minimal annual operational and maintenance requirements. The Company is in the research and development phase. Its products are still being developed and do not yet meet standard specifications to be sold commercially (“Commercially Available”).
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. (“STWO”) for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving STWO and one or more businesses. On October 8, 2021 (the “Closing Date”), the Company consummated the merger agreement (the “Merger Agreement”) dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“Legacy ESS”) following the approval at a special meeting of the stockholders of STWO held on October 5, 2021.
Pursuant to the terms of the Merger Agreement, STWO deregistered by way of continuation under the Cayman Islands Companies Act (2021 Revision) and registered as a corporation in the State of Delaware under Part XII of the Delaware General Corporation Law (the “Domestication”), and a business combination between STWO and Legacy ESS was effected through the merger of Merger Sub with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO (together with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp” to “ESS Tech, Inc.”, and its common shares of stock and warrants for shares of ESS common stock commenced trading on the New York Stock Exchange under the new ticker symbols “GWH” and “GWH.W”, respectively.
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
Unaudited Interim Financial Statements—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the consolidated financial statements not misleading. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 4, 2022.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.
2.SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, among others, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, determination of the fair value of the Company’s earnout warrant liabilities and private warrants, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Net Loss Per Share—The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each year presented. Diluted income (loss) attributable to common shareholders per common share has been computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and restricted stock units (“RSU”) during the respective periods computed using the treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, RSU, and earnout shares pending satisfaction of a regulatory holding period become anti-dilutive.
Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at carrying value, which approximates fair value. Cash and cash equivalents include cash in bank accounts and money market funds.
Restricted Cash—Restricted cash is required as collateral for certain of the Company’s lease agreements and contractual supply and service arrangements. Restricted cash includes a certificate of deposit for the Company’s lease agreements and a performance and payment bond for the Company’s supply and service arrangements. The certificate of deposit and bond are recorded at carrying value, which approximates fair value. Restricted cash amounts are reported in the consolidated balance sheets as current or non-current depending on when the cash will be contractually released.
Revenue Recognition—The Company did not recognize any revenue in either of the three month periods ended March 31, 2022 or 2021. The Company will recognize revenue in accordance with the requirements of, and the guidance provided by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606).
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options and RSUs.
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
Expected Term—The expected term for employees represents the period over which options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards.
Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
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
Recent Accounting Pronouncements—Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company also intends to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as the Company qualifies as an emerging growth company.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. ASU 2016-13 is effective for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements—On January 1, 2022, the Company adopted ASU 2016-02, Leases (ASC 842), which superseded previous guidance related to accounting for leases within Topic 840, Leases. The Company elected the practical expedient provided under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amended ASU 2016-02 to provide entities an optional transition practical expedient to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. As a result, no adjustments were made to the consolidated balance sheet prior to January 1, 2022 and amounts are reported in accordance with historical accounting under Topic 840, while the consolidated balance sheet as of March 31, 2022 is presented under Topic 842.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward historical lease classification, assessment on whether a contract was or contains a lease, and assessment of initial direct costs for any leases that existed prior to January 1, 2022. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the consolidated balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
For new required disclosures and further information see Note 8, Leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $4,534 thousand and $5,229 thousand, respectively, as of January 1, 2022. The transition did not have a material impact on the Company’s results of operations, cash flows or liquidity measures.
3.BUSINESS COMBINATION
As discussed in Note 1, on October 8, 2021, the Company consummated the Business Combination pursuant to the Merger Agreement, with Legacy ESS surviving the Business Combination as a wholly owned subsidiary of the Company. Upon the Business Combination closing (the “Closing”), each share of Legacy ESS’s common stock, par value $0.0001 per share (“Legacy ESS Common Stock”) and Preferred Stock, par value $0.0001 per share (“Legacy ESS Preferred Stock”), were converted into the right to receive shares of the Company’s common stock at the Per Share Consideration as calculated pursuant to the Merger Agreement. The aggregate consideration paid to Legacy ESS stockholders in connection with the Business Combination (excluding any potential Earnout Shares (see below for definition)), was 99,700,326 shares of the Company’s common stock (including 125,958 shares of common stock issued following the Closing as a result of a transaction expense adjustment as disclosed in the Company’s Form 8-K filed with the SEC on November 15, 2021).
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
4.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021

Net loss attributable to common stockholders	$(5,709)	$(154,918)

Weighted-average shares outstanding – Basic and Diluted	151,683,819	61,693,067

Net loss per share – Basic and Diluted	$(0.04)	$(2.51)

Due to the net losses for the three months ended March 31, 2022 and 2021, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	March 31, 2022	March 31, 2021
Stock options	3,707,113	4,379,633
RSUs	4,633,968	—
Warrants	11,461,227	3,362,047
Number of securities outstanding	19,802,308	7,741,680
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Insurance	$2,397	$3,482
Vendor advances	1,514	1,103
Other	495	259
Total prepaid expenses and other current assets	$4,406	$4,844
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$2,910	$2,868
Furniture and fixtures	88	90
Leasehold improvements	1,030	746
Construction in process	7,944	2,517
Total property and equipment	11,972	6,221
Less accumulated depreciation	(1,916)	(1,720)
Total property and equipment, net	$10,056	$4,501
Depreciation and amortization expense related to property and equipment, net was $196 thousand and $130 thousand for the three months ended March 31, 2022 and 2021, respectively.
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and related benefits	$1,552	$1,876
Materials and related purchases	2,596	2,108
Deferred rent	—	142
Professional and consulting fees	1,140	1,820
Other	1,327	541
Total accrued and other current liabilities	$6,615	$6,487

8.LEASES
The Company determines if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, the Company records a right-of-use (“ROU”) asset and lease liability in the consolidated balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. Contract terms may include options to extend or terminate the lease, and when the Company deems it reasonably certain that ESS will exercise that option it is included in the ROU asset and lease liability. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset.
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on our consolidated balance sheets. ROU assets related to the Company’s finance leases are included in other non-current assets, while the corresponding lease liabilities are included in accrued and other current liabilities and other non-current liabilities on the Company’s consolidated balance sheets.
The Company does not record leases with a term of 12-months or less in the consolidated balance sheets. There was no short-term lease cost for the three months ended March 31, 2022.
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases and printers and copiers under finance leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
Operating lease costs for the three months ended March 31, 2022 were $371 thousand. As of March 31, 2022, the weighted-average remaining term for the operating leases was 3.4 years and the weighted-average discount rate was 7.5%. The weighted-average remaining term for the finance lease was 4.9 years and the weighted-average discount rate was 7.5%.
As of March 31, 2022 future maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$1,222	$21
2023	1,670	30
2024	1,720	30
2025	983	30
2026	—	30
Thereafter	—	7
Total minimum lease payments	$5,595	$148
Less imputed interest	(673)	(25)
Total	$4,922	$123
9.BORROWINGS
Long term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Total notes payable	$3,300	$3,769
Less current portion of notes payable	1,817	1,900
Notes payable, non-current	$1,483	$1,869
Notes Payable
In 2018, the Company entered into a $1,000 thousand note payable with a bank that was secured by all property of the Company, except for its intellectual property. The note payable’s original maturity date was July 1, 2021.

In March 2020, the Company amended the note payable and borrowed an additional $4,000 thousand. The additional $4,000 thousand borrowing changed the present value of cash flows by more than 10% and, as such, was treated as a debt extinguishment. The Company recognized a $62 thousand loss on extinguishment of debt for the year ended December 31, 2021. The Company’s notes payable to the bank were recorded at fair value as part of the extinguishment. The $4,000 thousand note payable’s original maturity date was January 1, 2023.
In April 2020, the Company entered into a deferral agreement (“Deferral Agreement”) to extend the maturity date of the original $1,000 thousand note payable to September 1, 2022 and extend the maturity date of the additional $4,000 thousand note payable to January 1, 2024. The Company accounted for the Deferral Agreement as a debt modification based on an analysis of cash flows before and after the debt modification.
The notes payable bear interest at 0.50% below the bank’s prime rate (3.00% on March 31, 2022). The Company makes monthly interest and principal payments on the note payable based on the schedule defined in the agreement.
10.COMMITMENTS AND CONTINGENCIES
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any legal proceedings or other claims, legal actions, or complaints through the date of issuance of these consolidated financial statements.
As of March 31, 2022, and December 31, 2021, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of March 31, 2022 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three months ended March 31, 2022 and 2021.
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments.
As of March 31, 2022 and December 31, 2021, total unfulfilled noncancellable purchase commitments were $23,344 thousand and $10,160 thousand, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $3,539 thousand and $10,446 thousand as of March 31, 2022, and December 31, 2021, respectively. These purchase commitments were not recorded in the consolidated financial statements.
11.LEGACY ESS REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
Legacy ESS determined that its obligation to issue, and Legacy ESS’s investors’ obligation to purchase shares of Series C-2 redeemable convertible preferred stock at a fixed price represents a freestanding derivative financial instrument (the “Series C-2 Redeemable Convertible Preferred Stock Issuance Right”). The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially recorded at fair value and was adjusted to fair value at each reporting date, with the change in fair value recorded as a revaluation of derivative liabilities as a component of other income and expense in the consolidated statement of operations. The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially scheduled to expire in August 2021 and was classified as a non-current derivative liability as of March 31, 2021.
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

	As of May 7, 2021
	Upon completion of the Business Combination
	Quantity	Price
Series C-2 Redeemable Convertible Preferred Stock Purchase Right	7,994,442	$2.00
Series C-2 Warrant exercisable upon completion of the Business Combination	21,159,364	$0.00007
The C-2 warrants and Purchase Rights were exercised in conjunction with the Business Combination which closed on October 8, 2021 and the Company received proceeds of $15,559 thousand, which were net of $439 thousand in issuance costs.
The Company recorded a net increase in the derivative liability of $138,141 thousand for the three months ended March 31, 2021 for changes in the estimated fair value of the Series C-2 Redeemable Convertible Preferred Stock Purchase Right and C-2 Warrant exercisable upon completion of the Business Combination.
Legacy ESS Warrants
Legacy ESS Series B redeemable convertible preferred stock warrants were issued at exercise prices ranging from $0.0007 per share to $0.83 per share. 100,161 shares of Series B redeemable convertible preferred stock warrants had a 10-year exercise period and the remainder did not expire until a significant transaction had occurred, as defined by the warrant purchase agreement. The warrants were fully vested at the issuance date.
Legacy ESS Series C-1 and C-2 redeemable convertible preferred stock warrants were issued with prices ranging from $0.00007 to $1.25 per share, a life of 10 years and were fully vested at issuance.
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
12.COMMON STOCK WARRANTS
As of March 31, 2022, the Company had 7,377,893 warrants to purchase common stock listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W” (the “Public Warrants”), 3,500,000 warrants to purchase common stock issued in a private placement concurrently with STWO’s initial public offering (the “Private Warrants”) and 583,334 Earnout Warrants (as defined below) outstanding.
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
The Company may call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share or $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
The Company may call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.10 per warrant, so long as the Company provides not less than 30 days prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares determined based on the redemption date fair market value of the shares, and if, and only if, the reported last sale price of common stock equals or exceeds $10.00 per share or $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
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
The table below shows the common stock warrant activities during the three months ended March 31, 2022:

	December 31, 2021	Issued	Exercised	March 31, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants	3,500,000	—	—	3,500,000
Total Common Stock Warrants	11,461,247	—	20	11,461,227
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the consolidated statements of operations. For the three months ending March 31, 2022, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants of $840 thousand, $10,624 thousand and $5,040 thousand, respectively.

13.STOCK-BASED COMPENSATION PLAN
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. The stock awards may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, Restricted Stock Awards, or Restricted Stock Unit Awards. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of Shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 Fiscal Year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 17,610,000 shares of common stock as of March 31, 2022.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. Employee new hire options generally cliff vest at the end of the first year and then 1/48th of the original grant over the remaining three years. Grants expire 10 years from the date of grant.
No ISOs, NSOs, Restricted Stock Awards, nor Stock Appreciation Rights were outstanding as of March 31, 2022.
Shares Available for Future Grant
As of March 31, 2022, there were 13,021,489 shares available for future grant under the 2021 Plan.
Stock option and RSU activity, prices, and values during the three months ended March 31, 2022 is as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2021	3,796,530	$0.83	8.08	$40,274	3,392,153	$10.69
Options and RSUs granted	65,717	8.00			2,150,859	5.46
Options exercised and RSUs released	(138,617)	0.30			(873,070)	11.12
Options and RSUs forfeited	(16,517)	0.36			(35,974)	10.15
Balances as of March 31, 2022	3,707,113	$0.98	8.03	$17,012	4,633,968	$8.82
Options vested and exercisable - December 31, 2021	1,827,374	$0.31	7.20	$20,337
Options vested and exercisable - March 31, 2022	1,626,013	$0.56	7.41	$8,140
In accordance with ASC 718, Compensation – Stock Compensation, the fair value of each option grant has been estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free rate	1.64%	0.75%
Expected dividends	—	—
Expected term	6 years	6 years
Expected volatility	73.95%	74.80%

Stock-based compensation expense is allocated on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$587	$64
Sales and marketing	54	16
General and administrative	2,119	49
Total stock-based compensation	$2,760	$129
As of March 31, 2022, there was approximately $24,071 thousand of unamortized stock-based compensation expense related to unvested stock options and RSUs, which was expected to be recognized over a weighted average period of 3.11 years.
14.FAIR VALUE MEASUREMENTS
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

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash:
Money market funds	$211,369	$—	$—	$211,369
Certificate of deposit	—	75	—	75
Total assets	$211,369	$75	$—	$211,444

Liabilities:
Earnout warrant liabilities	$—	$636	$—	$636
Public common stock warrants	8,042	—	—	8,042
Private common stock warrants	—	3,815	—	3,815
Total liabilities	$8,042	$4,451	$—	$12,493

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash:
Money market funds	$237,897	$—	$—	$237,897
Certificate of deposit	—	125	—	125
Total assets	$237,897	$125	$—	$238,022

Liabilities:
Earnout warrant liabilities	$—	$1,476	$—	$1,476
Public common stock warrants	18,666	—	—	18,666
Private common stock warrants	—	8,855	—	8,855
Total liabilities	$18,666	$10,331	$—	$28,997
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s notes payable, and accounts payable approximate their fair values due to their short maturities.
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
Level 3 Liabilities:
Warrants
Freestanding warrants to purchase Redeemable Convertible Preferred Stock were accounted for as liability awards and recorded at fair value on their issuance date and adjusted to fair value at each reporting date, with the change in fair value being recorded as a component of other income (expenses), net. The warrants were accounted for as liabilities as the underlying shares of Preferred Stock were contingently redeemable upon occurrence of a change in control, which was outside the control of the Company.
As of March 31, 2021, the Company measured its warrant liabilities using Level 3 unobservable inputs within the Black-Scholes Merton option-pricing model. The Company used various key assumptions, such as the fair value of Series B redeemable convertible preferred stock warrants and Series C redeemable convertible preferred stock warrants, the volatility of peer companies’ stock prices, the risk-free interest rate based on the U.S. Treasury yield, and the expected term (based on remaining term to a significant event for Series B redeemable convertible preferred stock warrants and remaining contractual term for Series C redeemable convertible preferred stock warrants). The Company measured the fair value of the redeemable convertible Preferred Stock warrants at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expenses), net in the consolidated statements of operations and comprehensive loss.
Future Rights to Purchase Series C-2 Redeemable Convertible Preferred Stock
See Note 11 for a discussion of the Company’s Series C Redeemable Convertible Preferred Stock financing agreement.
The value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.
The fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined using a discounted cash flow model, which takes into account the estimated value of Series C-2 stock, estimated time to purchase, probability of purchase and the risk-free interest rate based on the U.S. Treasury yield. The Company measures the fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other expense, net in the consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2022	2021
Warrant liabilities:
Beginning balance December 31	$—	$3,329
Change in fair value	—	8,426
Fair value of warrants issued	—	5,096
Fair value of warrants exercised	—	(356)
Ending balance March 31	—	16,495
Series C-2 Convertible Preferred Stock Issuance Right liability:
Beginning balance December 31	—	22,911
Change in fair value	—	138,141
Fair value of derivatives extinguished	—	(23,152)
Ending balance March 31	—	137,900
Total	$—	$154,395
15.INCOME TAXES
The Company did not record a tax provision for the three months ended March 31, 2022 and 2021, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized.
16.RELATED PARTY TRANSACTIONS
In April 2021, the Company signed a framework agreement with one of its investors, SB Energy Global Holdings One Ltd (“SBE”), to supply energy storage products to SBE in support of its market activities. Under this agreement, the Company has made various commitments to meet SBE’s potential need for energy storage products and is obligated to reserve a certain percentage of manufacturing capacity to meet SBE’s future needs, subject to periodic reviews of its firm and anticipated orders. To date, no orders have been placed under the framework agreement.
Additionally, the Company entered into a preferred financing equity transaction with SBE and Breakthrough Energy Ventures, LLC as discussed in Note 11. These related parties were also issued 6,707,318 of the Earnout Shares discussed in Note 3.
As of December 31, 2021, the Company had recorded accounts receivable of $66 thousand and deferred revenue of $171 thousand for sales of Energy Warehouse products to related parties.
As of March 31, 2022, the Company had recorded deferred revenue of $237 thousand for sales of Energy Warehouse products to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we expect can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, they are non-toxic and substantially recyclable.
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. Our founders, Craig Evans and Dr. Julia Song, began advancing this technology in 2011 and formed ESS. Our team has significantly enhanced the technology, improved the round-trip efficiency and developed an innovative and patented solution to the hydroxide build-up problem that plagued previous researchers developing iron flow batteries. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, and it works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the electrolytes’ pH levels. The Proton Pump is designed to allow the electrolyte to be used for over 20,000 cycles without any capacity fade.
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing two products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that offers energy storage ranging from four to 12-hour duration. Our second, larger scale energy storage product, the Energy Center, is designed for “front-of-the-meter” (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers.
We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to install, commission, and test such units. With each battery deployed, we will further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
The Business Combination
On October 8, 2021, ESS consummated the Business Combination. As a result, Legacy ESS merged with Merger Sub, with Legacy ESS surviving as a wholly owned subsidiary of STWO, which changed its name to “ESS Tech, Inc.” Refer to Note 3 - Business Combination to the unaudited consolidated financial statements included in this report for more information.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish high margin unit economics when operating at scale. Our future performance will depend on our ability to deliver on these economies of scale with lower product costs to enable profitable growth. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. However, in the near term, we expect our operating expenses to increase as we ramp up our research and development and manufacturing activities including with respect to our supply chain, parts and launch of our second-generation Energy Warehouses as well as higher general and administrative expenses related to operating as a public company. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers.

Our near- and medium-term revenue is expected to be generated from our second-generation Energy Warehouses. We believe our unique technology provides a compelling value proposition for favorable margins and unit economics in the energy storage industry in the future.
COVID-19
The rapid global spread of the COVID-19 pandemic since December 2019 has disrupted supply chains and affected production and sales across a range of industries, and continues to impact the United States and other countries throughout the world. There have already been multiple waves of the COVID-19 pandemic and COVID-19 cases continue to surge in certain areas of the world, including in certain countries that were initially successful at containing the virus. For example, there has been a recent surge in China and the resultant lock down has begun to adversely affect supply chains. The evolution of the disease, the extent of its economic impact and the results of steps taken and yet to be taken by governments and financial institutions are still unknown. Due to the number of variables involved, the significance and the duration of the pandemic’s financial impact are difficult to determine. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, and the impact on our customers, employees and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. We have issued several force majeure notices to customers as a result of delays caused by COVID-19 and the impact of COVID-19 on such agreements, or the applicable agreements’ termination provisions, is uncertain and could result in the termination of such agreements.
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
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue recognition is deferred for each unit until written customer acceptance has been received, after system testing, or until we establish a history of successfully achieving customer acceptance for each customer. In the near term, as our products are new, this is likely to be a longer process than when our products are more mature and we have more history of customer acceptance.
Operating expenses
Research and development
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
Sales and marketing
Sales and marketing expenses consist primarily of salaries, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent sales and marketing expenses also includes professional services costs, travel costs, and trade show sponsorships. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business.
General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. To a lesser extent, general and administrative expense includes depreciation and other allocated costs, such as facility-related expenses, and supplies. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Other income (expenses), net
Interest expense, net
Interest expense consists primarily of interest on our notes payable. Interest income consists primarily of earned income on our cash equivalents and restricted cash. These amounts will vary based on our cash, cash equivalents and restricted cash balances, and with market rates.
Gain (loss) on revaluation of warrant liabilities
The gain (loss) on revaluation of warrant liabilities consists of periodic fair value adjustments related to Legacy ESS’ Series B and C warrants outstanding prior to the Business Combination and the Public Warrants and Private Placement Warrants subsequent to the Business Combination.
Loss on revaluation of derivative liabilities
The loss on revaluation of derivative liability consists of periodic fair value adjustments associated with our derivative liability for the Legacy ESS Series C-2 Convertible Preferred Stock issuance right liability and contingently issuable warrants prior to the Business Combination.
Gain on revaluation of earnout warrants
The loss on revaluation of earnout warrants consists of periodic fair value adjustments related to the Earnout Warrants issued in conjunction with the Business Combination.
Other income (expense), net
Other income and expense, net consists of various other income and expense items.
Results of Operations
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$12,898	$5,652	$7,246	128%
Sales and marketing	1,501	512	989	193
General and administrative	7,789	2,120	5,669	267
Total operating expenses	22,188	8,284	13,904	168
Loss from operations	(22,188)	(8,284)	(13,904)	168
Other income (expenses), net:
Interest expense, net	(29)	(57)	28	(49.1)
Gain (loss) on revaluation of warrant liabilities	15,664	(8,426)	24,090	N/M
Loss on revaluation of derivative liabilities	—	(138,141)	138,141	N/M
Gain on revaluation of earnout liabilities	840	—	840	N/M
Other income (expenses), net	4	(10)	14	N/M
Total other income (expenses), net	16,479	(146,634)	163,113	N/M
Net loss	$(5,709)	$(154,918)	$149,209	N/M
__________________
N/M = Not meaningful
Revenue
No revenue was recognized for the three months ended March 31, 2022 or 2021. As of March 31, 2022, we did not have any second-generation products fully deployed and we had not yet met revenue recognition criteria. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and are continuing to install, commission, and test such units. Revenue recognition will be deferred for each unit until written customer acceptance has been received, after system testing, or until we establish a history of successfully achieving customer acceptance for each customer. In the near term, as our products are new, this is likely to be a longer process than when our products are more mature and we have more history of customer acceptance.

Research and development
Research and development expenses increased by $7,246 thousand or 128% from $5,652 thousand for the three months ended March 31, 2021 to $12,898 thousand for the three months ended March 31, 2022. The increase resulted primarily from increased personnel-related expenses due to expanded headcount and an increase in purchases of materials, including freight.
Sales and marketing
Sales and marketing expenses increased by $989 thousand or 193% from $512 thousand for the three months ended March 31, 2021 to $1,501 thousand for the three months ended March 31, 2022. The increase is primarily due to increased personnel-related expenses due to expanded headcount and fees paid to outside marketing and sales consultants.
General and administrative
General and administrative expenses increased by $5,669 thousand or 267% from $2,120 thousand for the three months ended March 31, 2021 to $7,789 thousand for the three months ended March 31, 2022. The increase is primarily due to increased personnel-related expenses as a result of expanded headcount, increased insurance fees, and fees paid to outside service providers including legal fees covering a variety of corporate matters, accounting fees and external audit fees.
Other income (expenses), net
Interest expense, net
Interest expense, net decreased by $28 thousand from $57 thousand for the three months ended March 31, 2021 to $29 thousand for the three months ended March 31, 2022. The decrease was primarily driven by principal payments on notes payable resulting in lower outstanding borrowings.
Gain (loss) on revaluation of warrant liabilities
The change in fair value of Public and Private warrant liabilities resulted in a loss of $8,426 thousand for the three months ended March 31, 2021 and a gain of $15,664 thousand for the three months ended March 31, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of Common Stock over the same periods.
Loss on revaluation of derivative liabilities
The loss on revaluation of the Legacy ESS Series C-2 Convertible Preferred Stock Issuance Right was $138,141 thousand for the three months ended March 31, 2021 as a result of ESS increased equity value over the same period.
Gain on revaluation of earnout liabilities
The gain on revaluation of earnout liabilities was $840 thousand for the three months ended March 31, 2022 as a result of the decrease in value of Common Stock over the same period.
Other income (expense), net
Other expenses were $10 thousand for the three months ended March 31, 2021 compared to other income of $4 thousand for the three months ended March 31, 2022.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance of and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $546,319 thousand. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development and other operational activities. As of March 31, 2022, we had unrestricted cash and cash equivalents of $212,331 thousand, which is available to fund future operations. We believe that our unrestricted cash and cash equivalents as of March 31, 2022 will enable us to maintain our operations for a period of at least 12 months following the filing date of our financial statements.
We have a $1,000 thousand note payable with Silicon Valley Bank that is secured by significantly all of our property, except for our intellectual property. The note principal is due in monthly installments of $28 thousand beginning in March 2019 with an original maturity date of July 1, 2021; however, the maturity date was modified and extended to January 1, 2023. In March 2020, we amended the note payable and borrowed an additional $4,000 thousand. The $4,000 thousand note payable’s original maturity date was January 1, 2023; however, the maturity date was modified and extended to September 1, 2022. The note bears interest at 0.50% below the bank’s prime rate (3.00% rate at March 31, 2022).

The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(19,374)	$(6,483)
Net cash used in investing activities	(4,041)	(133)
Net cash (used in) provided by financing activities	(3,244)	11,878
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development of our energy storage products, building awareness of our products’ capabilities and other general and administrative activities. We expect our expenses related to research and development, sales and marketing, and general and administrative activities to increase.
Net cash used in operating activities was $19,374 thousand for the three months ended March 31, 2022, which is comprised of net loss of $5,709 thousand, noncash changes in the fair value of warrant liabilities of $15,664 thousand and earnout liabilities of $840 thousand, partially offset by stock-based compensation of $2,760 thousand. Net changes in operating assets and liabilities used $406 thousand of cash driven by an increase in accounts payable and other accrued liabilities partially offset by cash collections on accounts receivable and a decrease in prepaid expenses and other assets.
Net cash used in operating activities was $6,483 thousand for the three months ended March 31, 2021, which is comprised of net loss of $154,918 thousand, offset by noncash changes in derivative liabilities of $138,141 thousand and changes to warrant liabilities of $8,426 thousand. Net changes in operating assets and liabilities provided $1,588 thousand of cash primarily due to an increase in accrued and other current liabilities.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases of property and equipment.
Net cash used in investing activities was $4,041 thousand and $133 thousand for the three months ended March 31, 2022 and 2021, respectively, which relates to purchases of property and equipment. Purchases of property and equipment during the three months ended March 31, 2022 primarily relate to our investment in automating production.
Cash flows from financing activities:
Through March 31, 2022, we have raised capital from the Business Combination and financed our operations through the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $3,244 thousand for the three months ended March 31, 2022, which is comprised of repurchases of shares from employees for income tax withholding purposes of $2,808 thousand and principal payments on notes payable of $483 thousand.
Net cash provided by financing activities was $11,878 thousand for the three months ended March 31, 2021, which is primarily comprised of $11,461 thousand of proceeds from the issuance of Legacy ESS Series C-2 Preferred Stock, net of issuance costs as well as proceeds from stock option exercises.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of March 31, 2022 consist of lease commitments and notes payable. We also have a standby letter of credit that serves as security for certain operating leases for office and manufacturing space. The letter of credit is fully secured by restricted certificate of deposit accounts. There was no draw against the letter of credit during the three months ended March 31, 2022. Additionally, we are committed to non-cancellable purchase commitments of $23,344 thousand as of March 31, 2022.
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
Research and Development
We are in the research and development phase. Our product offering relies heavily on new technology currently undergoing development and does not yet meet standard specifications to be sold commercially. Therefore, all related costs are currently accounted for as part of research and development expense in the consolidated statement of operations. The criteria established to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized. As of March 31, 2022, the criteria for commercialization has not yet been met.
Revenue Recognition
Revenue is earned from the sales of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration, including liquidated damages. For product sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system (i.e. upon customer acceptance). Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order, shipment readiness, with the remainder due upon delivery and commissioning of system.
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
Revenue recognition is deferred for each unit until written customer acceptance has been received, after system testing, or until we establish a history of successfully achieving customer acceptance for each customer. In the near term, as our products are new, this is likely to be a longer process than when our products are more mature and we have more of a history with customer acceptance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $213,573 thousand. Cash equivalents and restricted cash are primarily comprised of money market funds and certificates of deposit. Our investment strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
As of March 31, 2022 and December 31, 2021, we had outstanding variable rate notes payable with an aggregate carrying amount of $3,300 thousand and $3,769 thousand, respectively. The notes bear interest at 0.50% below the bank’s prime rate (3.00% and 2.75% at March 31, 2022 and December 31, 2021, respectively). A hypothetical 100 basis point change in interest rates would not have a material impact on the interest expense on our notes payable as of March 31, 2022 and December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to an existing material weakness related to the operating effectiveness of internal controls over the review and analysis of certain transactions within our financial statement close process.
Management’s Remediation Initiatives
We have taken and will continue to take steps to remediate the identified unremediated material weakness and enhance our internal controls, including the following:
•We have hired additional personnel and are continuing to expand our team. We are further designing and implementing a formalized internal control framework, including over journal entries and management review controls.
•We are continuing our efforts to improve and strengthen our control processes and procedures to fully remediate these deficiencies. Our management will continue to work with outside advisors to ensure that our controls and procedures are adequate and effective.
Changes in Internal Control over Financial Reporting
In March 2022, the Company implemented a new stock plan administration platform which resulted in a material change in the Company’s internal control over financial reporting. Other than the Company’s new stock plan administration platform and the actions taken as described in Management’s Remediation Initiatives above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before deciding whether to invest in our Common Stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We have experienced significant disruptions to key supply chains, shipping times, manufacturing times, and associated costs;
•Continued delays in our supply chain or the inability to procure needed raw materials and components could further harm our ability to manufacture and commercialize our energy storage products;
•We have experienced and may experience delays in the future, disruptions, or quality control problems in our manufacturing operations;
•Our ability to expand depends on our ability to hire, train and retain an adequate number of manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills;
•We have experienced disruption related to COVID-19, which continues to cause uncertainty;
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
•Our plans are dependent on the development of a market acceptance of our products;
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Risks Related to Our Technology, Products and Manufacturing
We face significant barriers in our attempts to produce our energy storage products, our energy storage products are still under development, and we may not be able to successfully develop our energy storage products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges in completing the development of our containerized energy storage products and in producing our energy storage products in commercial volumes. Some of the development challenges that could prevent the introduction of our iron flow batteries include difficulties with (i) increasing the volume, yield, reliability and uniformity of the porous polyethylene separators and cells housed within the power module of our batteries, (ii) increasing the size and layer count of the multi-layer cells within the power module of our batteries, (iii) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (iv) installing and optimizing higher volume manufacturing equipment, (v) packaging our batteries to ensure adequate cycle life, (vi) cost reduction, (vii) qualifying new vendors, (viii) expanding supply chain capacity, (ix) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (x) the development of the final manufacturing processes.
Our Energy Warehouses are in the development stage. As of March 31, 2022, we did not have any second-generation S200 iron flow batteries fully deployed and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
Our second-generation energy storage products and S200 batteries are manufactured on our first-generation (“Gen I”) automation line. The Gen I automation line requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced various issues related to the scaling up of the manufacturing process, and the lack of qualified labor to inspect our assemblies may further slow our production and impact our production costs and schedule. We have commissioned third parties to develop more sophisticated automation lines to minimize the required skilled labor, however, delays in production and delivery of the new second-generation manufacturing line are not in our control. If we experience delivery or installation delays under our customer contracts, we could experience order cancellations and lose business as well as face lawsuits seeking liquidated damages.
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
As of March 31, 2022, we did not have any second-generation products fully deployed and we had not yet met revenue recognition criteria. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to install, commission, and test such units. Any significant problems in the production process could result in unplanned increases to production costs and production delays. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility issues, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries, such as cyclability with no degradation, have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to replace such units. Once our Energy Warehouse or Energy Center products with S200 batteries are installed and used, we may discover further aspects of our technology that require improvement. Any of these developments could delay existing contracts and new sales, result in order cancellations and negatively impact the market’s acceptance of our technology. If we experience significant delays or order cancellations, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Continued delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), shipping containers, chemicals and electronic components. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injected molded parts and power electronics which undergo a qualification process that takes four to 12 months.
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and associated costs, both with respect to the sourcing of supplies and the delivery of our products. We experienced and continue to experience delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. We expect such delays to continue at least for the remainder of 2022 and the adverse impact of the recent COVID-19 surge in China and resultant lock down on supply chains may further exacerbate the issue. It is also possible that the semiautomated and automated production lines that we have contracted for the second quarter of 2022 and the fourth quarter of 2022, respectively, may also face delays in delivery and/or installation due to similar supply chain issues. If these issues persist, they may further delay our ability to produce our products and to recognize revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
We depend on third-party vendors for the shipping of our energy storage products. Recent conditions have also created disruptions in the logistics sector making it more challenging to find trucks to ship our products. Given current conditions, the shipping of our product to customers internationally in a timely and cost-effective manner may also prove challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results.
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
In the long term, we intend to supplement certain components from our suppliers by manufacturing them ourselves, which we believe will be more efficient, manufacturable at greater volumes and cost-effective than currently available electronic components. However, our efforts to develop and manufacture such electronic components have required and may require significant investments, and there can be no assurance that we will be able to accomplish this in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our iron flow battery and energy storage product production or procure additional raw materials and electronic components from suppliers at potentially greater costs, either of which may harm our business and operating results.
We may experience delays, disruptions, or quality control problems in our manufacturing operations.
Our manufacturing and testing processes will require significant technological and production process expertise and modification to support our projected business objectives. We have already experienced various issues related to the scaling up of the manufacturing process and while we seek to prevent the reoccurrence of such issues through the training of our manufacturing personnel to properly operate the manufacturing process, there can be no assurance that such issues will not reoccur in the future. In addition, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production, and logistical costs and delays. Any of these developments could lead to current and potential customers cancelling or postponing their purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant uncertainty in the United States and global economies as well as the markets we serve and could adversely affect our business, financial condition and results of operations.
While new cases of COVID-19 have recently been trending downward, there are no assurances that the pandemic has run its course. New cases, fueled by new variants and mutant strains, may continue to surge in certain parts of the world, which may result in authorities reimplementing measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The recent surge in China and resultant lock down has begun to adversely affect supply chains, which potentially may have an impact on the global economy but possibly on our business as well. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that a resurgence in the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.
In addition, as government support measures designed to mitigate the impact of the COVID-19 pandemic are phased out, we may experience an extended global economic downturn which could affect demand for our products and services and impact our results and financial condition. For example, we may be unable to collect receivables from certain customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. A resurgence of the pandemic may also have the effect of heightening many of the other risks described in these “Risk Factors”, particularly those risks associated with our customers and supply chain.
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
Further, we have not yet produced any iron flow batteries, Energy Warehouses or Energy Centers at volume and our expected cost advantage for the production of these products at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

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
Our manufacturing facilities will require large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has never been used to build iron flow batteries, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.
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
Our ability to expand our manufacturing capacity would also greatly depend on our ability to hire, train and retain an adequate number of manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire or train such employees, our business and financial results could be negatively impacted.
We have in the past and may be compelled in the future to undertake product recalls or take other actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications. We have also had to replace and are still in the process of replacing certain components of our Gen II battery modules delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
We operate in rapidly changing and competitive markets and our expectations for future performance are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to predict because they generally depend on our assessment of the timing of adoption of our technology and energy storage products, which is uncertain. Expectations for future performance are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control, and subsequent developments may affect such expectations. As discussed further elsewhere in this Quarterly Report on Form 10-Q, any future sales and related future cash flows may not be realized in full or at all. Furthermore, our planned expansion into new revenue streams such as franchising opportunities for our energy storage products may never be realized or achieve commercial success, whether because of lack of market adoption of our energy storage products, competition or otherwise. Important factors that may affect the actual results and cause our operating and financial results and market growth expectations to not be achieved include risks and uncertainties relating to our business, industry performance, the regulatory environment, general business and economic conditions and other factors described under the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We had net losses on a GAAP basis in each fiscal year since our inception. For the year ended December 31, 2021 and the three-month period ended March 31, 2022, we had $477.1 million and $5.7 million in net losses, respectively. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

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
In addition, with some of our units delivered to customers to date, we have not met the specifications set forth in the purchase contracts for such units. If we do not meet contractual performance specifications of our units, customers may bring claims against us or choose to cancel or postpone orders, which would adversely affect our business, financial condition and results of operations.
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
However, if our manufacturing costs increase, or if our or our customers’ expectations regarding the operation, performance, maintenance and disposal of our energy storage products are not realized, then we could have difficulty marketing our energy storage products as a superior alternative to already-established technologies. This would also impact the market reputation and adoptability of our energy storage products.
We also currently market our energy storage products as having superior cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, our iron flow batteries have failed at cycling reliably in the past and may fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, current and potential customers may choose to cancel or postpone orders, which would adversely affect our business, financial condition and results of operations.

In addition, developments of existing and new technologies could improve the cost and usability profile of such alternative technologies, reducing any relative benefits currently offered by our energy storage products, which would negatively impact the likelihood of our energy storage products gaining market acceptance.
Our plans are dependent on the development of market acceptance of our products.
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
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility, while also having the resources to initiate litigation in the event that a shipment or installation of a product is delayed or if the product does not otherwise meet the customer’s expectations. All of these factors can add further risk to business conducted with these potential customers.
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
We are a company with a limited operating history. As we continue the transition from research and development activities to commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our iron flow batteries or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
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
We have entered into contracts and other agreements to sell our products in a number of different countries, including the United States, Chile, Spain, Belgium, Slovakia, and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
Our business and operations may be adversely affected by outbreaks of contagious diseases and other adverse public health developments.
Any outbreaks of contagious diseases and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. For example, the COVID-19 pandemic resulted in a widespread health crisis that adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects.
The outbreak of a pandemic may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which such a pandemic would impact our business and our financial results would depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the pandemic, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, in March 2020, in response to the escalating global COVID-19 outbreak, we temporarily suspended operations at our Wilsonville, Oregon manufacturing facility, and also required those employees that could work from home to do so. While we resumed operations in the manufacturing facility within several weeks, we instituted a split schedule shift, staggered workdays, and significant limitations on various areas of our physical building. These changes all resulted in significant disruption to our business.
In the event of a resurgence of the COVID-19 pandemic, there can be no assurance that any of our facilities will remain open (in full or in part), that our employees that continue to work remotely will return to the office or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a worsening of the COVID-19 pandemic or the outbreak of a new pandemic, particularly if there were an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting periodic “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning and sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Taken together, these material impacts to our business caused us to issue several Force Majeure notices for customers anticipating shipments of our product and may result in additional delays in fulfilling customer orders. Although we believe our business is currently considered an “essential” business in our operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, financial condition and results of operations could be adversely impacted.
While we attempted to continue business development activities during the COVID-19 pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate were postponed. In addition, our supply chain is heavily dependent on key materials domestically and internationally, including from China. We have seen significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and associated costs, both with respect to the sourcing of supplies and the delivery of our products. These disruptions, delays, and increased costs can have a material impact to our business, operations, and financial condition and as a result, at this time, it is impossible to predict the overall impact of COVID-19 or of any other pandemic on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Any such public health crisis could pose further risks to us and could also have a material adverse effect on our business, results of operations and financial position.
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
We cannot provide any assurances that the measures that we have taken and are planning to take will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part I Item 4. Controls and Procedures”). When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources (see also “—Risks Related to the Business Combination and STWO—We may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.”).
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
We may from time to time selectively pursue on an opportunistic basis acquisitions of additional businesses that complement our existing business and footprint. The success of any such growth strategy would depend, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. There can be no assurance that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which we can successfully acquire new businesses, which could limit our revenues and profitability.

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
We have been and may continue to be party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, financial condition or results of operations, and we could incur substantial monetary liability and/or be required to change our business practices.
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
We have applied for patents in the United States, Europe, Australia, and under the Patent Cooperation Treaty, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated. Government actions may also undermine our intellectual property rights.
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
As part of the restatements, we identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, the restatements, the change in accounting for the warrants, the reclassification of Class A ordinary shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
A sale of a significant portion of our total outstanding shares into the market may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
2.1#	Merger Agreement, dated as of May 6, 2021, by and among STWO, SCharge Merger Sub, Inc. and ESS Tech, Inc.	8-K	001-39525	2.1	May 7, 2021
3.1	Amended and Restated Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Amended and Restated Bylaws of ESS	8-K	001-39525	3.2	October 15, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
*	Filed herewith.
**
These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of ESS Tech, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2022
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer