Form 10-Q
period 2022-06-30
ESS Tech, Inc.
filed 2022-08-12
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 8, 2022, the registrant had 153,266,010 shares of Common Stock, par value $0.0001, issued and outstanding.

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
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein); and
•other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Item 1A. Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$112,708	$238,940
Restricted cash, current	1,167	1,217
Accounts receivable, net	2,490	451
Accounts receivable, net - related parties	57	66
Short-term investments	79,456	—
Prepaid expenses and other current assets	3,496	4,844
Total current assets	199,374	245,518
Property and equipment, net	12,461	4,501
Operating lease right-of-use assets	3,980	—
Restricted cash, non-current	75	75
Other non-current assets	234	105
Total assets	$216,124	$250,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$1,572
Accrued and other current liabilities	8,445	6,487
Accrued product warranties	1,158	—
Operating lease liabilities, current	1,345	—
Deferred revenue	6,803	3,663
Notes payable, current	2,828	1,900
Total current liabilities	22,014	13,622
Notes payable, non-current	—	1,869
Operating lease liabilities, non-current	3,264	—
Earnout warrant liabilities	198	1,476
Public warrant liabilities	2,508	18,666
Private warrant liabilities	1,190	8,855
Other non-current liabilities	96	552
Total liabilities	29,270	45,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 152,815,648 and 151,839,058 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	16	16
Additional paid-in capital	748,745	745,753
Accumulated deficit	(561,907)	(540,610)
Total stockholders' equity	186,854	205,159
Total liabilities and stockholders’ equity	$216,124	$250,199
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Revenue	$404	$—	$404	$—
Revenue - related parties	282	—	282	—
Total revenue	686	—	686	—
Operating expenses:
Research and development	16,165	6,222	29,063	11,874
Sales and marketing	1,900	701	3,402	1,213
General and administrative	6,797	3,231	14,586	5,351
Total operating expenses	24,862	10,154	47,051	18,438
Loss from operations	(24,176)	(10,154)	(46,365)	(18,438)
Other income (expenses), net:
Interest income (expense), net	247	(54)	218	(111)
Gain (loss) on revaluation of warrant liabilities	8,158	(6,378)	23,823	(14,804)
Loss on revaluation of derivative liabilities	—	(73,847)	—	(211,988)
Gain on revaluation of earnout liabilities	438	—	1,278	—
Other income (expense), net	(255)	(9)	(251)	(19)
Total other income (expenses), net	8,588	(80,288)	25,068	(226,922)
Net loss and comprehensive loss to common stockholders	$(15,588)	$(90,442)	$(21,297)	$(245,360)

Net loss per share - basic and diluted	$(0.10)	$(1.35)	$(0.14)	$(3.81)

Weighted average shares used in per share calculation - basic and diluted	152,723,980	67,132,287	152,206,773	64,427,702
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	58,919,345	$6	$153	$35,446	$(63,493)	$(27,888)
Issuance of Legacy ESS Redeemable Convertible Preferred Stock	—	—	5,746,003	1	—	29,515	—	29,516
Issuance of common stock upon exercise of options	—	—	2,379,260	—	—	518	—	518
Issuance of common stock upon exercise of warrants	—	—	60,418	—	—	356	—	356
Stock-based compensation expense	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(154,918)	(154,918)
Balance as of March 31, 2021	—	$—	67,105,026	$7	$153	$65,964	$(218,411)	$(152,287)
Issuance of common stock upon exercise of options	—	—	49,484	—	—	136	—	136
Issuance of common stock upon exercise of warrants	—	—	2,722	—	—	13	—	13
Stock-based compensation expense	—	—	—	—	—	231	—	231
Net loss	—	—	—	—	—	—	(90,442)	(90,442)
Balance as of June 30, 2021	—	$—	67,157,232	$7	$153	$66,344	$(308,853)	$(242,349)

Balance as of December 31, 2021	—	$—	151,839,058	$16	$—	$745,753	$(540,610)	$205,159
Issuance of common stock upon exercise of options	—	—	138,617	—	—	47	—	47
Issuance of common stock upon release of restricted stock units	—	—	873,070	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	—	—	(244,202)	—	—	(2,808)	—	(2,808)
Warrants exercised	—	—	20	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,760	—	2,760
Net loss	—	—	—	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	—	$—	152,606,563	$16	$—	$745,752	$(546,319)	$199,449
Issuance of common stock upon exercise of options	—	—	167,478	—	—	48	—	48
Issuance of common stock upon release of restricted stock units	—	—	41,607	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	—	—	(15,588)	(15,588)
Balance as of June 30, 2022	—	$—	152,815,648	$16	$—	$748,745	$(561,907)	$186,854
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,297)	$(245,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463	264
Non-cash lease expense	555	—
Stock-based compensation expense	5,705	360
Loss on investments	162	—
Change in fair value of warrant liabilities	(23,823)	14,804
Change in fair value of derivative liabilities	—	211,988
Change in earnout liabilities	(1,278)	—
Other non-cash income and expenses, net	83	46
Changes in operating assets and liabilities:
Accounts receivable	1,841	—
Prepaid expenses and other assets	1,336	(2,597)
Accounts payable	(786)	1,382
Accrued and other current liabilities	1,961	2,948
Accrued product warranties	1,158	—
Deferred revenue	(687)	—
Other non-current liabilities	74	1,141
Net cash used in operating activities	(34,533)	(15,024)

Cash flows from investing activities:
Purchases of property and equipment	(8,463)	(173)
Purchases of short-term investments	(79,599)	—
Net cash used in investing activities	(88,062)	(173)

Cash flows from financing activities:
Principal payments on notes payable	(967)	(198)
Proceeds from stock options exercised	95	654
Repurchase of shares from employees for income tax withholding purposes	(2,808)	—
Principal payments on finance lease obligations	(7)	—
Proceeds from sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of issuance costs	—	11,461
Net cash (used in) provided by financing activities	(3,687)	11,917

Net change in cash, cash equivalents and restricted cash	(126,282)	(3,280)
Cash, cash equivalents and restricted cash, beginning of period	240,232	6,394
Cash, cash equivalents and restricted cash, end of period	$113,950	$3,114
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$806	$—
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	556	47
Right-of-use operating lease assets obtained in exchange for lease obligations	4,534	—
Right-of-use finance lease assets obtained in exchange for lease obligations	123	—
Extinguishment of derivative liabilities upon sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of amount allocated to warrants	—	18,055
Extinguishment of warrant liabilities upon exercise of Legacy ESS Series B, Series C-1 and Series C-2 redeemable convertible preferred stock warrants	—	369

Cash and cash equivalents	$112,708	$1,822
Restricted cash, current	1,167	1,217
Restricted cash, non-current	75	75
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$113,950	$3,114
See accompanying notes to condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Pursuant to the terms of the Merger Agreement, STWO deregistered by way of continuation under the Cayman Islands Companies Act (2021 Revision) and registered as a corporation in the State of Delaware under Part XII of the Delaware General Corporation Law (the “Domestication”), and a business combination between STWO and Legacy ESS was effected through the merger of Merger Sub with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO (together with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the new ticker symbols “GWH” and “GWH.W”, respectively.
Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 4, 2022.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.
2.SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, among others, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, determination of the fair value of the Company’s investments, earnout warrant liabilities and private warrants, product warranty liabilities, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Net Loss Per Share—The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each year presented. Diluted income (loss) attributable to common shareholders per common share has been computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and restricted stock units (“RSUs”) during the respective periods. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, and RSUs become anti-dilutive.
Cash and Cash Equivalents—Cash equivalents are recorded at carrying value, which approximates fair value. Cash and cash equivalents include cash in bank accounts, money market funds, and investments with a maturity of three months or less at the date of purchase.
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
Revenue Recognition—Revenue is earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied. For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system. Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until the Company has established a history of successfully obtaining acceptance. In the near term, as the Company’s products are new, this is likely to be a longer process than when the products are mature and the Company has a longer history of customer acceptance. No right of return exists on sales of energy storage systems.
Performance obligations for services, including commissioning services and the optional Ironclad Services Plan (“ISP”) extended warranty and ongoing operations and maintenance program provided to customers, are satisfied over time as the respective services are performed. The transaction price of the underlying customer agreement is allocated to the various performance obligations based on the relative stand-alone selling price method. When the stand-alone selling price is not observable, revenue is determined based on a best estimate of selling price.
Costs to obtain a contract relate primarily to commissions paid to the Company’s sales personnel related to the sale of energy storage systems. The Company expenses costs associated with obtaining new contracts as incurred if the amortization period of the asset recognized by the Company is one year or less.
The Company invoices customers in accordance with customer agreements and in advance of recognizing revenue as the Company has not satisfied certain performance obligations that transfer control to the customer. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery and commissioning of the system and completion of final site testing. Advanced customer payments and unsatisfied performance obligations are recognized as deferred revenue in the consolidated balance sheets.
Sales tax collected from customers is recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability until remitted to governmental authorities. Shipping and handling and freight costs are accounted for as a fulfillment cost, which is included in research and development expenses while the Company is in the research and development phase.
Product Warranties—Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a standard warranty for a period of one year and an extended warranty through the optional ISP. The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The ISP warranty is considered a service type warranty which is a distinct service and a portion of the transaction price is allocated to that performance obligation.
Costs to provide for standard warranty obligations are estimated and recorded as a liability at the time revenue is recognized on the sale of the energy storage system. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date. Adjustments to warranty reserves are recorded to research and development expenses while the Company is in the research and development phase.
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
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried on the consolidated balance sheet at fair value. Unrealized gains and losses on trading securities are included in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. For trading securities still held at the reporting date, the Company recorded net losses of $185 thousand for the three and six-month periods ended June 30, 2022.
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
Recent Accounting Pronouncements—Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. As a result, the Company’s condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company also intends to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as the Company qualifies as an emerging growth company.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. ASU 2016-13 is effective for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.
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
The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward historical lease classification, its assessment of whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to January 1, 2022. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the consolidated balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

For new required disclosures and further information see Note 9, Leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $4,534 thousand and $5,229 thousand, respectively, as of January 1, 2022. The transition did not have a material impact on the Company’s results of operations, cash flows or liquidity measures.
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
4.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to common stockholders	$(15,588)	$(90,442)	$(21,297)	$(245,360)

Weighted-average shares outstanding – basic and diluted	152,723,980	67,132,287	152,206,773	64,427,702

Net loss per share – basic and diluted	$(0.10)	$(1.35)	$(0.14)	$(3.81)
Due to the net losses for the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	3,512,333	4,658,803	3,512,333	4,658,803
RSUs	5,644,002	—	5,644,002	—
Warrants	11,461,227	3,359,324	11,461,227	3,359,324
Number of securities outstanding	20,617,562	8,018,127	20,617,562	8,018,127

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Insurance	$1,235	$3,482
Vendor advances	2,039	1,103
Other	222	259
Total prepaid expenses and other current assets	$3,496	$4,844
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$2,902	$2,868
Furniture and fixtures	86	90
Leasehold improvements	1,828	746
Software	30	—
Construction in process	9,533	2,517
Total property and equipment	14,379	6,221
Less accumulated depreciation	(1,918)	(1,720)
Total property and equipment, net	$12,461	$4,501
Depreciation and amortization expense related to property and equipment, net was $261 thousand and $134 thousand for the three months ended June 30, 2022 and 2021, respectively, and $457 thousand and $264 thousand for the six months ended June 30, 2022 and 2021, respectively.
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and related benefits	$2,351	$1,876
Materials and related purchases	4,289	2,108
Deferred rent	—	142
Professional and consulting fees	816	1,820
Other	989	541
Total accrued and other current liabilities	$8,445	$6,487
8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity for the six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$—
Accruals for warranties issued during the period	1,805
Charges against the warranty reserve during the period	(647)
Adjustments during the period	—
Balance, June 30, 2022	$1,158

9.LEASES
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
The Company does not record leases with a term of 12-months or less in the consolidated balance sheets. There was no short-term lease cost for the three or six months ended June 30, 2022.
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases and printers and copiers under finance leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
Operating lease costs for the three and six months ended June 30, 2022 were $371 thousand and $741 thousand, respectively. Finance lease costs for the three and six months ended June 30, 2022 were not material. As of June 30, 2022, the weighted-average remaining term for the operating leases was 3.1 years and the weighted-average discount rate was 7.5%. The weighted-average remaining term for the finance lease was 4.8 years and the weighted-average discount rate was 7.5%.
As of June 30, 2022 future maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$818	$14
2023	1,670	30
2024	1,720	30
2025	983	30
2026	—	30
Thereafter	—	7
Total minimum lease payments	$5,191	$141
Less imputed interest	(582)	(23)
Total	$4,609	$118
10.BORROWINGS
Borrowings consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Total notes payable	$2,828	$3,769
Less current portion of notes payable	2,828	1,900
Notes payable, non-current	$—	$1,869

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
The notes payable bear interest at 0.50% below the bank’s prime rate (4.25% on June 30, 2022). The Company makes monthly interest and principal payments on the note payable based on the schedule defined in the agreement.
At June 30, 2022 and subsequently, the notes payable were in technical default due to the Company entering into a primary banking relationship with another institution; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. The potential for such events to occur require the company to classify long-term obligations as current liabilities. As a result, all of the notes payable have been classified within notes payable, current as of June 30, 2022.
11.COMMITMENTS AND CONTINGENCIES
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
As of June 30, 2022, and December 31, 2021, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of June 30, 2022 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the six months ended June 30, 2022 and 2021.
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of June 30, 2022 and December 31, 2021, total unfulfilled noncancellable purchase commitments were $14,945 thousand and $10,160 thousand, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $13,638 thousand and $10,446 thousand as of June 30, 2022, and December 31, 2021, respectively. These purchase commitments were not recorded in the condensed consolidated financial statements.
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
Legacy ESS determined that its obligation to issue, and Legacy ESS’s investors’ obligation to purchase shares of Series C-2 redeemable convertible preferred stock at a fixed price represents a freestanding derivative financial instrument (the “Series C-2 Redeemable Convertible Preferred Stock Issuance Right”). The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially recorded at fair value and was adjusted to fair value at each reporting date, with the change in fair value recorded as a revaluation of derivative liabilities as a component of other income and expense in the consolidated statement of operations. The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially scheduled to expire in August 2021 and was classified as a non-current derivative liability as of June 30, 2021.
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
Amendment to Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Purchase Right and Related Warrants
On May 7, 2021, Legacy ESS amended its Series C-2 Preferred Stock Purchase Agreement and Amendment to Series C Preferred Stock Purchase Agreement. Under the terms of the amended agreement, the number of shares of C-2 Convertible Redeemable Preferred Stock required to be issued by Legacy ESS and purchased by investors under the C-2 Redeemable Convertible Preferred Stock Purchase Right were adjusted, and Legacy ESS issued Series C-2 warrants. The Series C-2 warrants were exercisable at a price of $0.00007 per share upon a successful Business Combination with STWO. The investors were permitted to purchase shares subject to the C-2 Redeemable Convertible Preferred Stock Purchase Right at any time and must purchase the shares upon the Company’s achievement of specific milestones. The number of shares subject to and potential proceeds from the C-2 Redeemable Convertible Preferred Stock Purchase Agreement and related C-2 Warrants were as follows:

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
The Company recorded net increases in the derivative liability of $73,847 thousand and $211,988 thousand for the three and six months ended June 30, 2021, respectively, for changes in the estimated fair value of the Series C-2 Redeemable Convertible Preferred Stock Purchase Right and C-2 Warrant exercisable upon completion of the Business Combination.
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

13.COMMON STOCK WARRANTS
As of June 30, 2022, the Company had 7,377,893 warrants to purchase common stock listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W” (the “Public Warrants”), 3,500,000 warrants to purchase common stock issued in a private placement concurrently with STWO’s initial public offering (the “Private Warrants”) and 583,334 Earnout Warrants (as defined below) outstanding.
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
The Company may call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.10 per warrant, so long as the Company provides not less than 30 days prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares determined based on the redemption date fair market value of the shares, and if, and only if, the reported last sale price of common stock equals or exceeds $10.00 per share or $10.00 per share for any 20 trading days within a 30-trading dayperiod ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
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
The table below shows the common stock warrant activities during the six months ended June 30, 2022:

	December 31, 2021	Issued	Exercised	June 30, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants	3,500,000	—	—	3,500,000
Total Common Stock Warrants	11,461,247	—	20	11,461,227
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the consolidated statements of operations. For the six months ending June 30, 2022, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants of $1,278 thousand, $16,158 thousand and $7,665 thousand, respectively.
14.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$587	$77	$1,173	$141
Sales and marketing	125	16	179	32
General and administrative	2,233	138	4,353	187
Total stock-based compensation	$2,945	$231	$5,705	$360
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. The stock awards may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, Restricted Stock Awards, or Restricted Stock Unit Awards. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of Shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 Fiscal Year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 17,610,000 shares of common stock as of June 30, 2022.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. The fair market value of RSUs is set at the closing sales price of the Company’s common stock at the date of grant. Employee new hire grants generally cliff vest at the end of the first year and then 1/48th of the original grant over the remaining three years. Grants expire 10 years from the date of grant.
As of June 30, 2022, there were 11,875,872 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the six months ended June 30, 2022 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2021	3,796,530	$0.83	8.08	$40,274	3,392,153	$10.69
Options and RSUs granted	65,717	8.00			3,283,887	5.27
Options exercised and RSUs released	(306,095)	5.14			(914,677)	10.85
Options and RSUs forfeited	(43,819)	0.40			(117,361)	7.32
Balances as of June 30, 2022	3,512,333	$1.02	7.86	$6,292	5,644,002	$7.77
Options vested and exercisable - December 31, 2021	1,827,374	$0.31	7.20	$20,337
Options vested and exercisable - June 30, 2022	1,732,878	$0.66	7.37	$3,730

In accordance with ASC 718, the fair value of each option grant has been estimated as of the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free rate	1.64%	1.01%
Expected dividends	—	—
Expected term	6 years	6 years
Expected volatility	73.95%	75.00%
As of June 30, 2022, there was approximately $26,361 thousand of unamortized stock-based compensation expense related to unvested stock options and RSUs, which was expected to be recognized over a weighted average period of 2.96 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase Plan expense for the three and six months ended June 30, 2022 was not material.
15.FAIR VALUE MEASUREMENTS
The Company follows ASC 820, which establishes a common definition of fair value to be applied when U.S. GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$61,613	$61,613	$—
U.S. Treasury securities	49,787	9,982	39,805
Total Level 1	111,400	71,595	39,805
Level 2:
Certificate of deposit	75	75	—
U.S. agency securities	43,967	22,164	21,803
Commercial paper	35,835	17,987	17,848
Total Level 2	79,877	40,226	39,651
Total assets measured at fair value	$191,277	$111,821	$79,456

	December 31, 2021
	Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$237,897	$237,897	$—
Level 2:
Certificate of deposit	125	125	—
Total assets measured at fair value	$238,022	$238,022	$—

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$198	$—	$198
Public common stock warrants	2,508	—	—	2,508
Private common stock warrants	—	1,190	—	1,190
Total liabilities measured at fair value	$2,508	$1,388	$—	$3,896

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$1,476	$—	$1,476
Public common stock warrants	18,666	—	—	18,666
Private common stock warrants	—	8,855	—	8,855
Total liabilities measured at fair value	$18,666	$10,331	$—	$28,997
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s notes payable, and accounts payable approximate their fair values due to their short maturities.
Level 1 Assets: The Company invests in money market funds and U.S Treasury securities that have maturities of 90 days or less. These assets are valued using observable inputs that reflect quoted prices for securities with identical characteristics.
Level 2 Assets: The Company invests in a certificate of deposit, U.S. agency debt, and commercial paper. These assets are valued using observable inputs that reflect quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).
Level 1 Liabilities: The Company values its public common stock warrants based on the market price of the warrant.
Level 2 Liabilities: The Company values its earnout warrant liabilities and private common stock warrants based on the market price of the Company’s public common stock warrants.
Level 3 Liabilities: The Company values the following as Level 3 liabilities:
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
As of June 30, 2021, the Company measured its warrant liabilities using Level 3 unobservable inputs within the Black-Scholes Merton option-pricing model. The Company used various key assumptions, such as the fair value of Series B redeemable convertible preferred stock warrants and Series C redeemable convertible preferred stock warrants, the volatility of peer companies’ stock prices, the risk-free interest rate based on the U.S. Treasury yield, and the expected term (based on remaining term to a significant event for Series B redeemable convertible preferred stock warrants and remaining contractual term for Series C redeemable convertible preferred stock warrants). The Company measured the fair value of the redeemable convertible Preferred Stock warrants at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expenses), net in the consolidated statements of operations and comprehensive loss.
Future Rights to Purchase Series C-2 Redeemable Convertible Preferred Stock
See Note 12 for a discussion of the Company’s Series C Redeemable Convertible Preferred Stock financing agreement.

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
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities at fair value on a recurring basis (in thousands):

	Three Months Ended June 30,
	2022	2021
Warrant liabilities:
Beginning balance March 31	$—	$16,495
Change in fair value	—	6,378
Fair value of warrants issued	—	—
Fair value of warrants exercised	—	(13)
Ending balance June 30	—	22,860
Series C-2 Convertible Preferred Stock Issuance Right liability:
Beginning balance March 31	—	137,900
Change in fair value	—	73,847
Fair value of derivatives extinguished	—	—
Ending balance June 30	—	211,747
Total	$—	$234,607

	Six Months Ended June 30,
	2022	2021
Warrant liabilities:
Beginning balance December 31	$—	$3,329
Change in fair value	—	14,804
Fair value of warrants issued	—	5,096
Fair value of warrants exercised	—	(369)
Ending balance June 30	—	22,860
Series C-2 Convertible Preferred Stock Issuance Right liability:
Beginning balance December 31	—	22,911
Change in fair value	—	211,988
Fair value of derivatives extinguished	—	(23,152)
Ending balance June 30	—	211,747
Total	$—	$234,607
16.INCOME TAXES
The Company did not record a tax provision for the three or six-month periods ended June 30, 2022 and 2021, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized.

17.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$606	$—	$606	$—
Service revenue	80	—	80	—
Total revenue	$686	$—	$686	$—
The majority of the Company’s revenue is derived from the product sales of Energy Warehouse energy storage systems and related equipment. See Note 2 for further information regarding revenue recognition.
Contract Balances
Deferred revenues primarily relate to consideration received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period.
Changes in the deferred revenue balance were as follows for the six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$3,663
Deferral of revenue	3,826
Recognition of previously unearned revenue	(686)
Changes due to estimation of variable consideration	—
Balance, June 30, 2022	$6,803
18.RELATED PARTY TRANSACTIONS
In April 2021, the Company signed a framework agreement with one of its investors, SB Energy Global Holdings One Ltd (“SBE”), to supply energy storage systems to SBE in support of its market activities. Under this agreement, the Company has made various commitments to meet SBE’s potential need for energy storage systems and is obligated to reserve a certain percentage of manufacturing capacity to meet SBE’s future needs, subject to periodic reviews of its firm and anticipated orders. To date, no orders have been placed under the framework agreement.
Additionally, the Company entered into a preferred financing equity transaction with SBE and Breakthrough Energy Ventures, LLC as discussed in Note 12. These related parties were also issued 6,707,318 of the Earnout Shares discussed in Note 3.
As of December 31, 2021, the Company had recorded accounts receivable of $66 thousand and deferred revenue of $171 thousand for sales of energy storage systems to related parties.
During the three and six months ended June 30, 2022, the Company recognized revenue of $282 thousand for sales of energy storage systems to related parties. As of June 30, 2022, the Company had recorded accounts receivable with related parties of $57 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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
We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and, during the second quarter of 2022, we received final customer acceptance for the first units shipped. With each battery deployed, we will further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
The Business Combination
On October 8, 2021, ESS consummated the Business Combination. As a result, Legacy ESS merged with Merger Sub, with Legacy ESS surviving as a wholly owned subsidiary of STWO, which changed its name to “ESS Tech, Inc.” Refer to Note 3 - Business Combination to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish high margin unit economics when operating at scale. Our future performance will depend on our ability to deliver on these economies of scale with lower product costs to enable profitable growth. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2021, we expect our operating expenses to increase as we ramp up our research and development and manufacturing activities including with respect to our supply chain, parts and launch of our second-generation Energy Warehouses as well as higher general and administrative expenses related to operating as a public company. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers.

Our near- and medium-term revenue is expected to be generated from our second-generation Energy Warehouses. We believe our unique technology provides a compelling value proposition for favorable margins and unit economics in the energy storage industry in the future.
COVID-19
The COVID-19 pandemic has disrupted supply chains and affected production and sales across a range of industries, and continues to impact the United States and other countries throughout the world. There have already been multiple waves of the COVID-19 pandemic and COVID-19 cases continue to surge in certain areas of the world, including in certain countries that were initially successful at containing the virus. For example, the surge in China in the first half of 2022 and the resultant lock down continues to adversely affect supply chains. The evolution of the pandemic and the ultimate extent of its economic impact are still unknown. Due to the number of variables involved, the significance and the duration of the pandemic’s financial impact are difficult to determine. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, and the impact on our customers, employees and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. We have issued several force majeure notices to customers as a result of delays caused by COVID-19 and the impact of COVID-19 on such agreements, or the applicable agreements’ termination provisions, is uncertain and could result in the termination of such agreements.
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
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully achieving customer acceptance. In the near term, as our products are new, this is likely to be a longer process than when our products are more mature and we have a longer history of customer acceptance.
Operating expenses
Research and development
Costs related to research and development consist of direct product development material costs, including freight charges, and product development personnel-related expenses, warranty-related costs, depreciation charges, overhead related costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. Compared to 2021, we expect our research and development costs to increase as we continue to invest in research and development activities to achieve our product roadmap as well as due to inflationary pressures.
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
General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. To a lesser extent, general and administrative expense includes depreciation and other allocated costs, such as facility-related expenses, and supplies. We expect our general and administrative expenses to increase as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Other income (expenses), net
Interest (income) expense, net
Interest expense consists primarily of interest on our notes payable. Interest income consists primarily of earned income on our cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
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
Other income (expense), net
Other income and expense, net consists of various primarily of gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$686	$—	$686	N/M	$686	$—	$686	N/M
Operating expenses:
Research and development	16,165	6,222	9,943	159.8	29,063	11,874	17,189	144.8
Sales and marketing	1,900	701	1,199	171.0	3,402	1,213	2,189	180.5
General and administrative	6,797	3,231	3,566	110.4	14,586	5,351	9,235	172.6
Total operating expenses	24,862	10,154	14,708	144.8	47,051	18,438	28,613	155.2
Loss from operations	(24,176)	(10,154)	(14,022)	138.1	(46,365)	(18,438)	(27,927)	151.5
Other income (expenses), net:
Interest (income) expense, net	247	(54)	301	(557.4)	218	(111)	329	(296.4)
Gain (loss) on revaluation of warrant liabilities	8,158	(6,378)	14,536	(227.9)	23,823	(14,804)	38,627	(260.9)
Loss on revaluation of derivative liabilities	—	(73,847)	73,847	(100.0)	—	(211,988)	211,988	(100.0)
Gain on revaluation of earnout liabilities	438	—	438	N/M	1,278	—	1,278	N/M
Other income (expenses), net	(255)	(9)	(246)	N/M	(251)	(19)	(232)	N/M
Total other income (expenses), net	8,588	(80,288)	88,876	(90.3)	25,068	(226,922)	251,990	(111.0)
Net loss and comprehensive loss to common shareholders	$(15,588)	$(90,442)	$74,854	(120.8)%	$(21,297)	$(245,360)	$224,063	(91.3)%
__________________
N/M = Not meaningful
Revenue
Revenue for the three and six months ended June 30, 2022 was $686 thousand compared to zero for the three and six months ended June 30, 2021. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and during the second quarter of 2022, we received final customer acceptance for the first units shipped. Cost of goods sold associated with these units is zero as related costs have been accounted for as part of research and development expenses in the periods incurred; however, the production costs for these units significantly exceeded their selling price. This treatment will continue until we meet the criteria for commercialization. After we exit the research and development phase upon meeting the criteria for commercialization, we expect to recognize a lower of cost or net realizable value charge as the cost of our inventories is likely to exceed estimated net realizable value.
Research and development
Research and development expenses increased by $9,943 thousand or 160% from $6,222 thousand for the three months ended June 30, 2021 to $16,165 thousand for the three months ended June 30, 2022. The increase resulted from an increase in purchases of materials and supplies, including related freight costs, increased personnel-related expenses due to expanded headcount and an increase in warranty-related costs.
Research and development expenses increased by $17,189 thousand or 145% from $11,874 thousand for the six months ended June 30, 2021 to $29,063 thousand for the six months ended June 30, 2022. The increase resulted from an increase in purchases of materials and supplies, including freight costs, increased personnel-related expenses due to expanded headcount and an increase in warranty-related costs.
Sales and marketing
Sales and marketing expenses increased by $1,199 thousand or 171% from $701 thousand for the three months ended June 30, 2021 to $1,900 thousand for the three months ended June 30, 2022. The increase is driven by increased personnel-related expenses due to expanded headcount and fees paid to outside marketing and sales consultants.
Sales and marketing expenses increased by $2,189 thousand or 180% from $1,213 thousand for the six months ended June 30, 2021 to $3,402 for the six months ended June 30, 2022. The increase is driven by fees paid to outside marketing and sales consultants and increased personnel-related expenses due to expanded headcount.
General and administrative
General and administrative expenses increased by $3,566 thousand or 110% from $3,231 thousand for the three months ended June 30, 2021 to $6,797 thousand for the three months ended June 30, 2022. The increase is due to increased personnel-related expenses as a result of expanded headcount and increased insurance fees, partially offset by decreases in professional service fees.
General and administrative expenses increased by $9,235 thousand or 173% from $5,351 thousand for the six months ended June 30, 2021 to $14,586 thousand for the six months ended June 30, 2022. The increase is due to increased personnel-related expenses as a result of expanded headcount and increased insurance fees.
Other income (expenses), net
Interest (income) expense, net
Interest (income) expense, net increased by $301 thousand from $54 thousand of interest expense for the three months ended June 30, 2021 to $247 thousand of interest income for the three months ended June 30, 2022. The increase in interest income was driven by interest earned on our short-term investment portfolio.
Interest (income) expense, net increased by $329 thousand from $111 thousand of interest expense for the six months ended June 30, 2021 to $218 thousand of interest income for the six months ended June 30, 2022. The increase in interest income was driven by interest earned on our short-term investment portfolio.
Gain (loss) on revaluation of warrant liabilities
The change in fair value of Public and Private warrant liabilities resulted in a loss of $6,378 thousand for the three months ended June 30, 2021 and a gain of $8,158 thousand for the three months ended June 30, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of Common Stock over the same periods.
The change in fair value of Public and Private warrant liabilities resulted in a loss of $14,804 thousand for the six months ended June 30, 2021 and a gain of $23,823 thousand for the six months ended June 30, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of Common Stock over the same periods.
Loss on revaluation of derivative liabilities
The loss on revaluation of the Legacy ESS Series C-2 Convertible Preferred Stock Issuance Right was $73,847 thousand and $211,988 for the three and six months ended June 30, 2021, respectively, as a result of ESS increased equity value over the same period.
Gain on revaluation of earnout liabilities
The gain on revaluation of earnout liabilities was $438 thousand and $1,278 thousand for the three and six months ended June 30, 2022, respectively, as a result of the decrease in value of Common Stock over the same periods.

Other income (expense), net
Other expenses were $9 thousand for the three months ended June 30, 2021 compared to $255 thousand for the three months ended June 30, 2022. Other expenses for the three months ended June 30, 2022 were driven by unrealized losses on our short-term investment portfolio over the same period.
Other expenses were $19 thousand for the six months ended June 30, 2021 compared to $251 thousand for the six months ended June 30, 2022. Other expenses for the six months ended June 30, 2022 were driven by unrealized losses on our short-term investment portfolio over the same period.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $561,907 thousand. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development and other operational activities. As of June 30, 2022, we had unrestricted cash and cash equivalents of $112,708 thousand, which is available to fund future operations, and short-term investments of $79,456 thousand. We believe that our unrestricted cash and cash equivalents as of June 30, 2022 will enable us to maintain our operations for a period of at least 12 months following the filing date of our condensed consolidated financial statements.
We have a $1,000 thousand note payable with Silicon Valley Bank that is secured by significantly all of our property, except for our intellectual property. The note principal is due in monthly installments of $28 thousand beginning in March 2019 with an original maturity date of July 1, 2021; however, the maturity date was modified and extended to January 1, 2023. In March 2020, we amended the note payable and borrowed an additional $4,000 thousand. The $4,000 thousand note payable’s original maturity date was January 1, 2023; however, the maturity date was modified and extended to September 1, 2022. The note bears interest at 0.50% below the bank’s prime rate (4.25% rate at June 30, 2022).
At June 30, 2022 and subsequently, the notes payable were in technical default due to the Company’s termination of its primary banking relationship with the lender; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. The potential for such events to occur require the company to classify long-term obligations as current liabilities. As a result, all of the notes payable have been classified within notes payable, current as of June 30, 2022.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(34,533)	$(15,024)
Net cash used in investing activities	(88,062)	(173)
Net cash (used in) provided by financing activities	(3,687)	11,917
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $34,533 thousand for the six months ended June 30, 2022, which is comprised of net loss of $21,297 thousand, noncash changes in the fair value of warrant liabilities of $23,823 thousand and earnout liabilities of $1,278 thousand, partially offset by stock-based compensation of $5,705 thousand. Net changes in operating assets and liabilities provided $4,897 thousand of cash driven by cash collections on accounts receivable, an increase in accrued and other current liabilities, an increase in accrued product warranties, and a decrease in prepaid expenses and other current assets, partially offset by and a decrease in accounts payable and an increase in deferred revenue.
Net cash used in operating activities was $15,024 thousand for the six months ended June 30, 2021, which is comprised of net loss of $245,360 thousand, offset by noncash changes in derivative liabilities of $211,988 thousand and changes to warrant liabilities of $14,804 thousand. Net changes in operating assets and liabilities provided $2,874 thousand of cash primarily due to an increase in accounts payable and accrued and other current liabilities.

Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases of property and equipment and purchases and sales of short-term investments.
Net cash used in investing activities was $88,062 thousand for the six months ended June 30, 2022, which relates to purchases of short term investments and to a lesser extent purchases of property and equipment. Purchases of property and equipment primarily relate to our investment in automating production.
Net cash used in investing activities was $173 thousand for the six months ended June 30, 2021, which relates to purchases of property and equipment.
Cash flows from financing activities:
Through June 30, 2022, we have raised capital from the Business Combination and financed our operations through the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $3,687 thousand for the six months ended June 30, 2022, which is comprised of repurchases of shares from employees for income tax withholding purposes of $2,808 thousand and principal payments on notes payable of $967 thousand.
Net cash provided by financing activities was $11,917 thousand for the three months ended June 30, 2021, which is primarily comprised of $11,461 thousand of proceeds from the issuance of Legacy ESS Series C-2 Preferred Stock, net of issuance costs as well as proceeds from stock option exercises.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of June 30, 2022 consist of lease commitments and notes payable. We also have a standby letter of credit that serves as security for certain operating leases for office and manufacturing space. The letter of credit is fully secured by restricted certificate of deposit accounts. There was no draw against the letter of credit during the six months ended June 30, 2022. Additionally, we are committed to non-cancellable purchase commitments of $14,945 thousand as of June 30, 2022.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. The following accounting policies represent those that management believes are particularly important to the condensed consolidated financial statements and that require the use of estimates, assumptions, and judgments to determine matters that are inherently uncertain.
Research and Development
We are in the research and development phase. Our product offering relies heavily on new technology currently undergoing development and does not yet meet standard specifications to be sold commercially. Therefore, all related costs are currently accounted for as part of research and development expense in the consolidated statement of operations. The criteria established to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized, net of any lower of cost or net realizable value charges. As of June 30, 2022, the criteria for commercialization has not yet been met.
Revenue Recognition
Revenue is earned from the sales of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration, including liquidated damages. For product sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery and commissioning of the system and completion of final site testing.

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
Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully achieving customer acceptance. In the near term, as our products are new, this is likely to be a longer process than when our products are more mature and we have a longer history of customer acceptance.
Product Warranties
We generally provide a standard warranty for a period of one year and an extended warranty through our optional ISP. The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The ISP warranty is considered a distinct service and is accounted for as a performance obligation and a portion of the transaction price is allocated to that performance obligation.
We accrue an estimate of warranty costs at the time of recording the revenue for a unit. Warranty accruals include management’s best estimate of the projected costs to repair or replace any items under warranty, which is based on various factors including actual claim data to date.
Initial warranty data is limited at the early stage in the commercialization of our products. Thus, it is likely that as we sell additional energy storage systems, we will acquire additional information on the components requiring repair or replacement as well as the projected costs to repair or replace items under warranty which may result in a material difference between our estimated costs and our actual costs. We review our warranty accrual at least quarterly and adjust our estimates as needed to ensure our accruals are adequate to meet expected future warranty obligations. Adjustments to warranty accruals are recorded to research and development expenses while the Company is in the research and development phase.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least during the 2023 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our cash equivalents and restricted cash, short-term investments, and as outstanding notes payable.
As of June 30, 2022, we had cash, cash equivalents and restricted cash of $113,950 thousand and short-term investments of $79,456 thousand. Cash equivalents and restricted cash are primarily comprised of money market funds, certificates of deposit and investments with a maturity of three months or less at the date of purchase. Our investment strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for speculative purposes.
As of June 30, 2022 and December 31, 2021, we had outstanding variable rate notes payable with an aggregate carrying amount of $2,828 thousand and $3,769 thousand, respectively. The notes bear interest at 0.50% below the bank’s prime rate (4.25% and 2.75% at June 30, 2022 and December 31, 2021, respectively). A hypothetical 100 basis point change in interest rates would not have a material impact on the interest expense on our notes payable as of June 30, 2022 and December 31, 2021.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise reported under this item.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to an existing material weakness related to the operating effectiveness of internal controls over the review and analysis of certain transactions within our financial statement close process.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before deciding whether to invest in our Common Stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•We are in the early stage of commercialization. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our energy storage products as anticipated, we may not be able to generate significant revenues or achieve profitability;
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges in completing the development of our containerized energy storage products and in producing our energy storage products in commercial volumes. Some of the development challenges that could prevent the introduction of our iron flow batteries include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle life, (iv) cost reduction, (v) qualifying new vendors, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
Our Energy Warehouses are in the development stage. As of June 30, 2022, we have limited deployment of second-generation S200 iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
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
We are in the early stage of commercialization. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our energy storage products as anticipated, we may not be able to generate significant revenues or achieve profitability.
The growth and development of our operations will depend on the successful commercialization and market acceptance of our energy storage products and our ability to manufacture products at scale while timely meeting customers’ demands. There is no certainty that, once shipped, our products will operate over the long term as expected, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements. There are inherent uncertainties in our ability to predict future demand for our energy storage products and, as a consequence, we may have inadequate production capacity to meet demand, or alternatively, have excess available capacity. Our inability to predict the extent of customer adoption of our proprietary technologies in the already-established traditional energy storage market makes it difficult to evaluate our future prospects.
As of June 30, 2022, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to install, commission, and test units. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility issues, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to replace such units depending on the conditions for in-field serviceability. Once our Energy Warehouse or Energy Center products with S200 batteries are installed and used, we may discover further aspects of our technology that require improvement. Any of these developments could delay existing contracts and new sales, result in order cancellations and negatively impact the market’s acceptance of our technology. If we experience significant delays or order cancellations, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation seen in the first half of 2022 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and continue to experience delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. We expect such delays and cost increases to continue at least for the remainder of 2022 and the adverse impact of the COVID-19 surge in China and resultant lock down on supply chains may further exacerbate the issue. We experienced delays in the delivery and installation of our semiautomated production line that was delivered in the second quarter of 2022 and automated production line that we expect to make operational in the the fourth quarter of 2022, respectively, due to similar supply chain issues. If these issues persist, including any delays on additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
We expect prices for these materials to continue to increase in the near term and then to fluctuate over time. Available supply for these materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouses and Energy Centers. Shipping delays caused by various economic, weather and COVID-19 pandemic effects have created a shortage in shipping containers and other supply chain delays. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our energy storage products rely on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
In addition, the conflict between Russia and Ukraine has led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions, particularly if the conflict were to escalate, that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
There are no assurances that the COVID-19 pandemic has run its course. New cases, fueled by new variants and mutant strains as well as by waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, may continue to surge in certain parts of the world, which may result in authorities reimplementing measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The surge in China in the first half of 2022 and resultant lock down continues to adversely affect supply chains, which potentially may have an impact on the global economy but possibly on our business as well. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that a resurgence in the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.
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
Our ability to become profitable in the future will not only depend on our ability to successfully market our iron flow batteries, Energy Centers and Energy Warehouses, but also to control costs to manufacture our iron flow batteries, Energy Centers, and Energy Warehouses. If we are unsuccessful in our cost-reduction plans or if we experience design or manufacturing defects or other failures of our S200 battery as a result of these design changes, we could incur significant manufacturing and re-engineering costs. In addition, we will require significant capital to further develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our products, and general and administrative costs as we scale our operations. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our energy storage products, our margins, profitability and prospects would be materially and adversely affected.
In addition, our Proton Pump is manufactured with certain raw materials, such as platinum, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. Substantial increases in the prices of raw materials would increase our operating costs and could adversely affect our profitability. The price of oil likewise fluctuates on a cyclical basis and has recently been subject to sustained cost pressure given current geopolitical events, which in turn may affect the cost of making, distributing and transporting our products. If we are unable to pass any such increased costs to our customers, this could have a material adverse effect on our business, financial condition and results of operations.
In order to achieve our business plan, we must continue to reduce the manufacturing and development costs for our iron flow batteries, Energy Centers and Energy Warehouses to expand our market. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, have been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower) we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
Further, we have not yet produced iron flow batteries, Energy Warehouses or Energy Centers at volume and our expected cost advantage for the production of these products at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rates of automation demonstrated for mature battery, battery material, and manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

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
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. We cannot provide any assurances that we would be able to successfully establish or operate an additional manufacturing facility in a timely or profitable manner, or at all, or within any expected budget for such a project. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facility in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per product fixed cost, which would have a negative impact on our business, financial condition and results of operations.
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
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and over the next twelve months expect to replace, certain components of our Gen II battery modules delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
If required maintenance is performed incorrectly or if maintenance requirements exceed our current expectations, this could adversely affect our reputation, prospects, business, financial condition and results of operations.
Our energy storage products require periodic maintenance, such as the cleaning or replacement of air filters, inspection and retorquing of electrical or mechanical fasteners, and the replenishment of hydrogen. These maintenance items are typically scheduled on a quarterly basis but may vary depending on how the customer uses the product. We currently rely on our customers to perform required maintenance as set forth in product operations and maintenance manuals. If our customers or third parties retained by our customers fail to perform or perform any required maintenance incorrectly, this may damage or adversely affect the performance of our energy storage products, which could adversely affect our reputation, prospects, business, financial condition and results of operations. Furthermore, there is some risk of injury if individuals performing maintenance do not follow applicable maintenance protocols. Any such injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our reputation, prospects, business, financial condition and results of operations.
In addition, unforeseen issues may arise that may require maintenance beyond what we currently expect. We have no experience providing maintenance on a large scale and since our existing and potential customers are geographically dispersed, if any recurring or significant one-off maintenance is required, this could increase our costs, by requiring us to train personnel to perform maintenance services.
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
In April 2021, we signed a framework agreement with SBE to supply our energy storage products to SBE in support of its market activities. Under this agreement, we have made various commitments to meet SBE’s potential need for our energy storage products and are obligated to reserve a certain percentage of our manufacturing capacity to meet SBE’s future needs, subject to periodic reviews of its firm and anticipated orders, which may negate those capacity reservations if no firm demand is realized. However, SBE is under no obligation to place any firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. To date, no orders have been placed under the framework agreement.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products.
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
We had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the year ended December 31, 2021 and the six-month period ended June 30, 2022, we had $477.1 million and $21.3 million in net losses, respectively. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely-available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having an approximately twenty-five year product life, and having a wide thermal operating range that eliminates the need for fire suppression and heating, ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries.

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
Many of our potential customers are electric utilities, and C&I businesses that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions. Such customers may also have a greater ability to resist any attempts to pass on increases in our operating and procurement costs.
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
Failure to develop and introduce new products successfully into the market, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.
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
In the event of a resurgence of the COVID-19 pandemic or the outbreak of a new pandemic, there can be no assurance that any of our facilities will remain open (in full or in part), that our employees that continue to work remotely will return to the office or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a worsening of the COVID-19 pandemic or the outbreak of a new pandemic, particularly if there were an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting periodic “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning and sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Taken together, these material impacts to our business caused us to issue several Force Majeure notices for customers anticipating shipments of our product and may result in additional delays in fulfilling customer orders. Although we believe our business is currently considered an “essential” business in our operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, financial condition and results of operations could be adversely impacted.
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
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue as well as warranty and indemnity costs.
Although our latest products meet our quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty, based on the use case of the customer and normal system degradation expected from such use case. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or battery replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.
While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on various assumptions, which are based on a short operating history. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.
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
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials and pilot testing performed by us, our partners and our suppliers, issues may be found in existing or new energy storage products, for example, the flow issue that we identified during the second quarter of 2022 in certain battery modules that were manufactured and shipped to date. Any such issues could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve broad market acceptance. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. Our customers could also seek and obtain damages from us for their losses.
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims that may arise from defective products.
We may become subject to product liability claims, even those without merit due to product tampering or operation in violation of operating manuals, which could harm our business, financial condition and results of operations. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our S200 batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
From time to time, we encounter attempts at gaining unauthorized access to our network and we routinely run intrusion checks. To date, none has resulted in any material adverse impact to our business or operations; however, there can be no guarantee that a material intrusion will not occur in the future. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.

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
Our international sales are expected to be denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers given the recent strengthening of the U.S. dollar against other major foreign currencies. This could lead to our receiving lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a futher strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
We are subject to multiple U.S. federal, state, local and other applicable regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from STWO’s initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our Common Stock less attractive as a result of our reliance on these exemptions, the trading price of our Common Stock may be lower than it otherwise would be, there may be a less active trading market for our Common Stock and the trading price of our Common Stock may be more volatile.
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
In preparing STWO’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, we re-evaluated STWO’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in STWO’s initial public offering on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that STWO would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in STWO’s memorandum and articles of association (the “Charter”). Pursuant to such reevaluation, our management determined that the Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, we determined we should restate STWO’s earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of STWO.
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
•the volume of shares of our Common Stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries or terrorism.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Amended and Restated Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	8-K	001-39525	3.2	October 15, 2021
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
*
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

August 11, 2022
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer