Form 10-Q
period 2022-09-30
ESS Tech, Inc.
filed 2022-11-03
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GWH	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	GWH.W	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 31, 2022, the registrant had 153,258,791 shares of common stock, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, statements in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “possible,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would” or “should,” or, in each case, their negative or other variations or comparable terminology. These words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
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
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein); and
•other risks and uncertainties discussed in “Part II. Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II. Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II. Item 1A. Risk Factors” may not be exhaustive.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$42,896	$238,940
Restricted cash, current	1,167	1,217
Accounts receivable, net	80	451
Accounts receivable, net - related parties	—	66
Short-term investments	123,842	—
Prepaid expenses and other current assets	3,258	4,844
Total current assets	171,243	245,518
Property and equipment, net	15,948	4,501
Operating lease right-of-use assets	3,693	—
Restricted cash, non-current	675	75
Other non-current assets	305	105
Total assets	$191,864	$250,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091	$1,572
Accrued and other current liabilities	12,651	6,487
Accrued product warranties	1,148	—
Operating lease liabilities, current	1,383	—
Deferred revenue	3,546	3,663
Notes payable, current	2,306	1,900
Total current liabilities	22,125	13,622
Notes payable, non-current	—	1,869
Operating lease liabilities, non-current	2,904	—
Earnout warrant liabilities	432	1,476
Public warrant liabilities	5,460	18,666
Private warrant liabilities	2,590	8,855
Other non-current liabilities	91	552
Total liabilities	33,602	45,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 152,919,714 and 151,839,058 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	16	16
Additional paid-in capital	751,750	745,753
Accumulated deficit	(593,504)	(540,610)
Total stockholders’ equity	158,262	205,159
Total liabilities and stockholders’ equity	$191,864	$250,199
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Revenue	$191	$—	$595	$—
Revenue - related parties	1	—	283	—
Total revenue	192	—	878	—
Operating expenses:
Research and development	20,127	7,672	49,190	19,546
Sales and marketing	1,815	1,048	5,217	2,261
General and administrative	5,981	2,316	20,567	7,667
Total operating expenses	27,923	11,036	74,974	29,474
Loss from operations	(27,731)	(11,036)	(74,096)	(29,474)
Other income (expenses), net:
Interest income (expense), net	781	(1,582)	999	(1,693)
Gain (loss) on revaluation of warrant liabilities	(4,351)	(2,949)	19,471	(17,753)
Loss on revaluation of derivative liabilities	—	(36,703)	—	(248,691)
Gain (loss) on revaluation of earnout liabilities	(234)	—	1,044	—
Other income (expense), net	(62)	945	(312)	926
Total other income (expenses), net	(3,866)	(40,289)	21,202	(267,211)
Net loss and comprehensive loss to common stockholders	$(31,597)	$(51,325)	$(52,894)	$(296,685)

Net loss per share - basic and diluted	$(0.21)	$(0.76)	$(0.35)	$(4.53)

Weighted-average shares used in per share calculation - basic and diluted	152,861,300	67,670,709	152,427,346	65,520,584
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	58,919,345	$6	$153	$35,446	$(63,493)	$(27,888)
Issuance of Legacy ESS redeemable convertible preferred stock	—	—	5,746,003	1	—	29,515	—	29,516
Issuance of common stock upon exercise of options	—	—	2,379,260	—	—	518	—	518
Issuance of common stock upon exercise of warrants	—	—	60,418	—	—	356	—	356
Stock-based compensation expense	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(154,918)	(154,918)
Balance as of March 31, 2021	—	$—	67,105,026	$7	$153	$65,964	$(218,411)	$(152,287)
Issuance of common stock upon exercise of options	—	—	49,484	—	—	136	—	136
Issuance of common stock upon exercise of warrants	—	—	2,722	—	—	13	—	13
Stock-based compensation expense	—	—	—	—	—	231	—	231
Net loss	—	—	—	—	—	—	(90,442)	(90,442)
Balance as of June 30, 2021	—	$—	67,157,232	$7	$153	$66,344	$(308,853)	$(242,349)
Issuance of common stock upon exercise of options	—	—	54,172	—	—	10	—	10
Issuance of common stock upon exercise of warrants	—	—	3,335,074	—	(153)	25,969	—	25,816
Stock-based compensation expense	—	—	—	—	—	260	—	260
Net loss	—	—	—	—	—	—	(51,325)	(51,325)
Balance as of September 30, 2021	—	$—	70,546,478	$7	$—	$92,583	$(360,178)	$(267,588)

Balance as of December 31, 2021	—	$—	151,839,058	$16	$—	$745,753	$(540,610)	$205,159
Issuance of common stock upon exercise of options	—	—	138,617	—	—	47	—	47
Issuance of common stock upon release of restricted stock units	—	—	873,070	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	—	—	(244,202)	—	—	(2,808)	—	(2,808)
Warrants exercised	—	—	20	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,760	—	2,760
Net loss	—	—	—	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	—	$—	152,606,563	$16	$—	$745,752	$(546,319)	$199,449
Issuance of common stock upon exercise of options	—	—	167,478	—	—	48	—	48
Issuance of common stock upon release of restricted stock units	—	—	41,607	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	—	—	(15,588)	(15,588)
Balance as of June 30, 2022	—	$—	152,815,648	$16	$—	$748,745	$(561,907)	$186,854
Issuance of common stock upon exercise of options	—	—	35,101	—	—	7	—	7
Issuance of common stock upon release of restricted stock units	—	—	68,965	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,998	—	2,998
Net loss	—	—	—	—	—	—	(31,597)	(31,597)
Balance as of September 30, 2022	—	$—	152,919,714	$16	$—	$751,750	$(593,504)	$158,262
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,894)	$(296,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	404
Non-cash lease expense	841	—
Stock-based compensation expense	8,703	620
Gain on extinguishment of debt	—	(948)
Loss on investments	189	—
Change in fair value of warrant liabilities	(19,471)	17,753
Change in fair value of derivative liabilities	—	248,691
Change in earnout liabilities	(1,044)	—
Other non-cash income and expenses, net	(410)	1,495
Changes in operating assets and liabilities:
Accounts receivable	437	—
Prepaid expenses and other assets	1,497	(5,713)
Accounts payable	(1,604)	2,441
Accrued and other current liabilities	5,525	2,195
Accrued product warranties	1,148	—
Deferred revenue	(117)	—
Other non-current liabilities	(248)	1,404
Net cash used in operating activities	(56,620)	(28,343)

Cash flows from investing activities:
Purchases of property and equipment	(11,186)	(288)
Purchases and maturities of short-term investments, net	(123,467)	—
Net cash used in investing activities	(134,653)	(288)

Cash flows from financing activities:
Borrowing on notes payable, net of debt issuance costs	—	20,000
Payments on notes payable	(1,500)	(584)
Proceeds from stock options exercised	102	664
Repurchase of shares from employees for income tax withholding purposes	(2,808)	—
Proceeds from sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of issuance costs	—	11,461
Other, net	(15)	7
Net cash (used in) provided by financing activities	(4,221)	31,548

Net change in cash, cash equivalents and restricted cash	(195,494)	2,917
Cash, cash equivalents and restricted cash, beginning of period	240,232	6,394
Cash, cash equivalents and restricted cash, end of period	$44,738	$9,311
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,213	$—
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	1,718	343
Right-of-use operating lease assets obtained in exchange for lease obligations	4,534	—
Right-of-use finance lease assets obtained in exchange for lease obligations	123	—
Extinguishment of derivative liabilities upon sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of amount allocated to warrants	—	18,055
Extinguishment of warrant liabilities upon exercise of Legacy ESS Series B, Series C-1 and Series C-2 redeemable convertible preferred stock warrants	—	26,178
Payroll Protection Program loan forgiven	—	948

Cash and cash equivalents	$42,896	$8,019
Restricted cash, current	1,167	1,217
Restricted cash, non-current	675	75
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$44,738	$9,311
See accompanying notes to condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity. The Company’s products are designed for a 25-year operating life without performance degradation and with minimal annual operational and maintenance requirements. The Company continues to be in the research and development phase.
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
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 4, 2022.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
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
Net Loss Per Share—The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted income (loss) attributable to common stockholders per common share has been computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and restricted stock units (“RSUs”) during the respective periods. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, and RSUs become anti-dilutive.
Cash and Cash Equivalents—Cash and cash equivalents include cash in bank accounts, money market funds, and investments with a maturity of three months or less at the date of purchase. Cash equivalents are recorded at carrying value, which approximates fair value.
Restricted Cash—Restricted cash is required as collateral for certain of the Company’s lease agreements and contractual supply and service arrangements. Restricted cash includes a certificate of deposit for the Company’s lease agreements, collateral associated with a standby letter of credit issued to a customer, and a performance and payment bond for the Company’s supply and service arrangements. The certificate of deposit and bond are recorded at carrying value, which approximates fair value. Restricted cash amounts are reported in the condensed consolidated balance sheets as current or non-current depending on when the cash will be contractually released.
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for doubtful accounts which is included in accounts receivable, net in the condensed consolidated balance sheets. The Company had no allowance for doubtful accounts recorded at either September 30, 2022 or December 31, 2021.
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. For trading securities still held at the reporting date, the Company recorded net losses of $79 thousand and $110 thousand for the three and nine-month periods ended September 30, 2022, respectively.
Revenue Recognition—Revenue is earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system.

Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until the Company has established a history of successfully obtaining customer acceptance. In the near term, as the Company’s products are newly developed, this is likely to be a longer process than when the products are mature and the Company has an established history of customer acceptance. No right of return exists on sales of energy storage systems. Performance obligations for services, including the optional Ironclad Services Plan (“ISP”) extended warranty and ongoing operations and maintenance program provided to customers, are satisfied over time as the respective services are performed.
The transaction price of the underlying customer agreement is allocated to each performance obligation based on its relative standalone selling price. When the standalone selling price is not directly observable, revenue is determined based on an estimate of selling price using the observable market price that the good or service sells for separately in similar circumstances and to similar customers, and/or an expected cost plus margin approach when the observable selling price of a good or services is not known and is either highly variable or uncertain.
Costs to obtain a contract relate primarily to commissions paid to the Company’s sales personnel related to the sale of energy storage systems. The Company expenses costs associated with obtaining new contracts as incurred if the amortization period of the asset recognized by the Company is one year or less.
The Company invoices customers in accordance with customer agreements and in advance of recognizing revenue as the Company has not satisfied certain performance obligations that transfer control to the customer. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including but not limited to shipment readiness, delivery, commissioning of the system, and completion of final site testing. Advanced customer payments and unsatisfied performance obligations are recognized as deferred revenue in the condensed consolidated balance sheets.
Sales tax collected from customers is recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability until remitted to governmental authorities. Shipping and handling, freight costs and other reimbursable costs are accounted for as fulfillment activities and included in revenue. Related costs are included in research and development expenses while the Company is in the research and development phase.
Product Warranties—Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a standard warranty for a period of one year and an extended warranty through the optional ISP. The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The ISP warranty is considered a service-type warranty which is a distinct service and a portion of the transaction price is allocated to that performance obligation.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. ASU 2016-13 is effective for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. As the Company does not expect to have material accounts receivable at January 1, 2023, it has determined that the adoption of ASU 2016-13 will not have a material impact on its condensed consolidated financial statements or related disclosures. In future periods, as revenue and accounts receivable increase, ASU 2016-13 could have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has determined that ASU 2019-12 will not have a material impact on its condensed consolidated financial statements or related disclosures.
Recently Adopted Accounting Pronouncements—On January 1, 2022, the Company adopted ASU 2016-02, Leases (ASC 842), which superseded previous guidance related to accounting for leases within Topic 840, Leases. The Company elected the practical expedient provided under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amended ASU 2016-02 to provide entities an optional transition practical expedient to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. As a result, no adjustments were made to the consolidated balance sheet prior to January 1, 2022 and amounts are reported in accordance with historical accounting under Topic 840, while the condensed consolidated balance sheets as of March 31, 2022 and onward are presented under Topic 842.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward historical lease classification, its assessment of whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to January 1, 2022. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the condensed consolidated balance sheets and recognize the associated lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.
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
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 2,200,000,000, of which 2,000,000,000 shares are common stock, $0.0001 par value per share, and 200,000,000 shares are preferred stock, $0.0001 value per share.

4.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to common stockholders	$(31,597)	$(51,325)	$(52,894)	$(296,685)

Weighted-average shares outstanding – basic and diluted	152,861,300	67,670,709	152,427,346	65,520,584

Net loss per share – basic and diluted	$(0.21)	$(0.76)	$(0.35)	$(4.53)
Due to the net losses for the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	3,443,679	4,113,472	3,443,679	4,113,472
RSUs	6,190,770	—	6,190,770	—
Warrants	11,461,227	—	11,461,227	—
Number of securities outstanding	21,095,676	4,113,472	21,095,676	4,113,472
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Insurance	$42	$3,482
Vendor advances	2,964	1,103
Other	252	259
Total prepaid expenses and other current assets	$3,258	$4,844
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$6,060	$2,868
Furniture and fixtures	184	90
Leasehold improvements	2,099	746
Software	138	—
Construction in process	9,722	2,517
Total property and equipment	18,203	6,221
Less accumulated depreciation	(2,255)	(1,720)
Total property and equipment, net	$15,948	$4,501
Depreciation and amortization expense related to property and equipment, net was $358 thousand and $140 thousand for the three months ended September 30, 2022 and 2021, respectively, and $815 thousand and $404 thousand for the nine months ended September 30, 2022 and 2021, respectively.

7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related benefits	$3,437	$1,876
Materials and related purchases	5,910	2,108
Amounts due to customers	1,084	—
Deferred rent	—	142
Professional and consulting fees	675	1,820
Accrued capital purchases	664	—
Other	881	541
Total accrued and other current liabilities	$12,651	$6,487
8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accrued product warranties - beginning of period	$1,158	$—	$—	$—
Accruals for warranties issued	348	—	2,153	—
Repairs and replacements	(358)	—	(1,005)	—
Accrued product warranties - end of period	$1,148	$—	$1,148	$—
9.LEASES
The Company determines if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, the Company records a right-of-use (“ROU”) asset and lease liability in the condensed consolidated balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. Contract terms may include options to extend or terminate the lease, and when the Company deems it reasonably certain that ESS will exercise that option it is included in the ROU asset and lease liability. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset.

ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s condensed consolidated balance sheets. ROU assets related to the Company’s finance leases are included in other non-current assets, while the corresponding lease liabilities are included in accrued and other current liabilities and other non-current liabilities on the Company’s condensed consolidated balance sheets.
The Company does not record leases with a term of 12-months or less in the condensed consolidated balance sheets. Short-term lease costs were immaterial for the three and nine months ended September 30, 2022.
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases and printers and copiers under finance leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
Operating lease costs for the three and nine months ended September 30, 2022 were $371 thousand and $1,112 thousand, respectively. Finance lease costs for the three and nine months ended September 30, 2022 were not material. As of September 30, 2022, the weighted-average remaining term for the operating leases was 2.9 years and the weighted-average discount rate was 7.5%. The weighted-average remaining term for the finance lease was 4.5 years and the weighted-average discount rate was 7.5%.
As of September 30, 2022, future maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$411	$7
2023	1,670	30
2024	1,720	30
2025	984	30
2026	—	30
Thereafter	—	7
Total minimum lease payments	$4,785	$134
Less imputed interest	(498)	(20)
Total	$4,287	$114
10.BORROWINGS
Borrowings consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Total notes payable	$2,306	$3,769
Less current portion of notes payable	2,306	1,900
Notes payable, non-current	$—	$1,869
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
The original $1,000 thousand note payable was fully repaid in September 2022, pursuant to the terms of the Deferral Agreement.

The notes payable bear interest at 0.50% below the bank’s prime rate (5.75% on September 30, 2022). The Company makes monthly interest and principal payments on the note payable based on the schedule defined in the agreement.
At September 30, 2022 and subsequently, the notes payable were in technical default due to the Company entering into a primary banking relationship with another institution; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. The potential for such events to occur require the Company to classify long-term obligations as current liabilities. As a result, all of the notes payable have been classified within notes payable, current as of September 30, 2022.
Payroll Protection Program Loan
In April 2020, the Company entered into an unsecured promissory note under the Payroll Protection Program (“PPP Loan”) administered by the United States Small Business Administration. The principal amount of the PPP Loan was $936 thousand. The PPP Loan bore interest of 1.0% per annum and had a maturity date of April 20, 2022. In July 2021, the Company applied for and received forgiveness on the $936 thousand PPP Loan plus $12 thousand in accrued interest. The gain on extinguishment of debt of $948 thousand was recorded within other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021.
Bridge Loan
In July 2021, the Company entered into a six-month $20,000 thousand bridge loan (“Bridge Loan”), maturing on the earlier of January 12, 2022 or consummation of the Business Combination, which ultimately closed on October 8, 2021. See Note 3. The Bridge Loan bore interest of 9%, of which 2.25% was payable monthly and 6.75% paid-in-kind (“PIK”) interest was due upon maturity. At maturity, a final payment of $1,250 thousand was due in addition to all outstanding principal and accrued interest. The Bridge Loan was paid off pursuant to the terms of the Business Combination.
The Company elected the fair value option to account for the Bridge Loan, which contained multiple embedded derivatives. The Company recorded the Bridge Loan at fair value of $20,000 thousand at issuance. Interest expense of $1,432 thousand was recognized and accrued related to the PIK and final payment on the Bridge Loan for the three and nine months ended September 30, 2021. The Company remeasured the fair value of the Bridge Loan on September 30, 2021.
11.COMMITMENTS AND CONTINGENCIES
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
As of September 30, 2022, and December 31, 2021, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of September 30, 2022 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the nine months ended September 30, 2022 and 2021.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires. As of September 30, 2022, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the nine months ended September 30, 2022.
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of September 30, 2022 and December 31, 2021, total unfulfilled noncancellable purchase commitments were $15,503 thousand and $10,160 thousand, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $20,931 thousand and $10,446 thousand as of September 30, 2022, and December 31, 2021, respectively. These purchase commitments were not recorded in the condensed consolidated financial statements.
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
Legacy ESS determined that its obligation to issue, and Legacy ESS’s investors’ obligation to purchase shares of Series C-2 redeemable convertible preferred stock at a fixed price represents a freestanding derivative financial instrument (the “Series C-2 Redeemable Convertible Preferred Stock Issuance Right”). The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially recorded at fair value and was adjusted to fair value at each reporting date, with the change in fair value recorded as a revaluation of derivative liabilities as a component of other income and expense in the condensed consolidated statement of operations and comprehensive loss. The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially scheduled to expire in August 2021 and was classified as a non-current derivative liability as of September 30, 2021.
The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially valued at a fair value of $11,379 thousand.
Sale of Legacy ESS Series C-2 Redeemable Convertible Preferred Stock
In March 2021, Legacy ESS issued 5,746,003 shares of Series C-2 redeemable convertible preferred stock for $2.00 per share, totaling $11,500 thousand. Legacy ESS incurred $39 thousand in costs associated with the issuance. In connection with the sale of the Series C-2 redeemable convertible preferred stock, Legacy ESS issued warrants to purchase 861,896 shares of Series C-2 redeemable convertible preferred stock and extinguished a portion of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right for 5,746,003 shares. The warrants were exercisable at a price of $0.0001 per share. The extinguishment of a portion of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right reduced Legacy ESS’s derivative liabilities and increased the amount attributable to the issuance by $23,152 thousand. Total transaction value of $34,613 thousand was allocated to the Series C-2 redeemable convertible preferred stock and warrants in the amounts of $29,516 thousand and $5,096 thousand, respectively.
Amendment to Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right and Related Warrants
On May 7, 2021, Legacy ESS amended its Series C-2 Preferred Stock Purchase Agreement and Amendment to Series C Preferred Stock Purchase Agreement. Under the terms of the amended agreement, the number of shares of C-2 convertible redeemable preferred stock required to be issued by Legacy ESS and purchased by investors under the C-2 Redeemable Convertible Preferred Stock Issuance Right were adjusted, and Legacy ESS issued Series C-2 warrants. The Series C-2 warrants were exercisable at a price of $0.00007 per share upon a successful Business Combination with STWO. The investors were permitted to purchase shares subject to the C-2 Redeemable Convertible Preferred Stock Issuance Right at any time and must purchase the shares upon the Company’s achievement of specific milestones. The number of shares subject to and potential proceeds from the C-2 Redeemable Convertible Preferred Stock Purchase Agreement and related C-2 warrants were as follows:

	As of May 7, 2021
	Upon completion of the Business Combination
	Quantity	Price
Series C-2 Redeemable Convertible Preferred Stock Issuance Right	7,994,442	$2.00
Series C-2 Warrant exercisable upon completion of the Business Combination	21,159,364	$0.00007
The C-2 warrants and the Series C-2 Redeemable Convertible Preferred Stock Issuance Right were exercised in conjunction with the Business Combination which closed on October 8, 2021 and the Company received proceeds of $15,559 thousand, which were net of $439 thousand in issuance costs.
The Company recorded net increases in the derivative liability of $36,703 thousand and $248,691 thousand for the three and nine months ended September 30, 2021, respectively, for changes in the estimated fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right and C-2 warrant exercisable upon completion of the Business Combination.

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
13.COMMON STOCK WARRANTS
As of September 30, 2022, the Company had 7,377,893 warrants to purchase common stock listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W” (the “Public Warrants”), 3,500,000 warrants to purchase common stock issued in a private placement concurrently with STWO’s initial public offering (the “Private Warrants”) and 583,334 Earnout Warrants (as defined below) outstanding.
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
The table below shows the common stock warrant activities during the nine months ended September 30, 2022:

	December 31, 2021	Issued	Exercised	September 30, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants	3,500,000	—	—	3,500,000
Total Common Stock Warrants	11,461,247	—	20	11,461,227
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the condensed consolidated statements of operations and comprehensive loss. For the nine months ending September 30, 2022, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants of $1,044 thousand, $13,206 thousand and $6,265 thousand, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of September 30, 2022, none of the vesting conditions had been met.
14.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$767	$82	$1,941	$223
Sales and marketing	127	16	306	48
General and administrative	2,104	162	6,456	349
Total stock-based compensation	$2,998	$260	$8,703	$620
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. The stock awards may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, Restricted Stock Awards, or Restricted Stock Unit Awards. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 17,610,000 shares of common stock as of September 30, 2022.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. The fair market value of RSUs is set at the closing sales price of the Company’s common stock at the date of grant. Employee new hire grants generally cliff vest at the end of the first year and then 1/48th of the original grant ratably over the remaining three years. Grants expire 10 years from the date of grant.
As of September 30, 2022, there were 11,293,692 shares available for future grant under the 2021 Plan.

Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the nine months ended September 30, 2022 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2021	3,796,530	$0.83	8.08	$40,274	3,392,153	$10.69
Options and RSUs granted	65,717	8.00			4,017,255	5.02
Options exercised and RSUs released	(341,196)	5.10			(983,642)	10.37
Options and RSUs forfeited	(77,372)	2.29			(234,996)	7.06
Balances as of September 30, 2022	3,443,679	$0.99	7.63	$10,674	6,190,770	$7.22
Options vested and exercisable - December 31, 2021	1,827,374	$0.31	7.20	$20,337
Options vested and exercisable - September 30, 2022	1,928,708	$0.69	7.23	$6,564
In accordance with ASC 718, the fair value of each option grant has been estimated as of the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free rate	1.64%	1.01%
Expected volatility	73.95%	75.00%
Expected term	6 years	6 years
Expected dividends	—	—
As of September 30, 2022, there was approximately $25,319 thousand of unamortized stock-based compensation expense related to unvested stock options and RSUs, which was expected to be recognized over a weighted-average period of 2.81 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total ESPP expense for the three and nine months ended September 30, 2022 was $99 thousand and $139 thousand, respectively.
15.FAIR VALUE MEASUREMENTS
The Company follows ASC 820, which establishes a common definition of fair value to be applied when U.S. GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosure about such fair value measurements.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$35,998	$35,998	$—
U.S. Treasury securities	49,751	—	49,751
Total Level 1	85,749	35,998	49,751
Level 2:
Certificate of deposit	75	75	—
U.S. agency securities	44,320	—	44,320
Commercial paper	35,765	5,994	29,771
Total Level 2	80,160	6,069	74,091
Total assets measured at fair value	$165,909	$42,067	$123,842

	December 31, 2021
	Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$237,897	$237,897	$—
Level 2:
Certificate of deposit	125	125	—
Total assets measured at fair value	$238,022	$238,022	$—
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$432	$—	$432
Public common stock warrants	5,460	—	—	5,460
Private common stock warrants	—	2,590	—	2,590
Total liabilities measured at fair value	$5,460	$3,022	$—	$8,482

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$1,476	$—	$1,476
Public common stock warrants	18,666	—	—	18,666
Private common stock warrants	—	8,855	—	8,855
Total liabilities measured at fair value	$18,666	$10,331	$—	$28,997
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s notes payable and accounts payable approximate their fair values due to their short maturities.

Level 1 Assets: The Company invests in money market funds and U.S Treasury securities that have maturities of 90 days or less. These assets are valued using observable inputs that reflect quoted prices for securities with identical characteristics.
Level 2 Assets: The Company invests in a certificate of deposit, U.S. agency securities, and commercial paper. These assets are valued using observable inputs that reflect quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).
Level 1 Liabilities: The Company values its public common stock warrants based on the market price of the warrants.
Level 2 Liabilities: The Company values its earnout warrant liabilities and private common stock warrants based on the market price of the Company’s public common stock warrants.
Level 3 Liabilities: The Company values the following as Level 3 liabilities:
Bridge Loan
The Company accounted for the Bridge Loan under the fair value option election wherein the Bridge Loan was initially measured it its issue-date fair value and then subsequently re-measured at estimated fair value on a recurring basis at each reporting date. As a result of applying the fair value option, direct costs and fees related to the Bridge Loan were expensed as incurred.
The fair value of the Bridge Loan was based on significant inputs including estimated time to maturity, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation used assumptions and estimates the Company believed would be made by a market participant in making the same valuation. The Bridge Loan was repaid on October 3, 2021 as part of the Business Combination described in Note 3.
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
As of September 30, 2021, the Company measured its warrant liabilities using Level 3 unobservable inputs within the Black-Scholes Merton option-pricing model. The Company used various key assumptions, such as the fair value of Series B redeemable convertible preferred stock warrants and Series C redeemable convertible preferred stock warrants, the volatility of peer companies’ stock prices, the risk-free interest rate based on the U.S. Treasury yield, and the expected term (based on remaining term to a significant event for Series B redeemable convertible preferred stock warrants and remaining contractual term for Series C redeemable convertible preferred stock warrants). The Company measured the fair value of the redeemable convertible Preferred Stock warrants at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expenses), net in the condensed consolidated statements of operations and comprehensive loss.
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
The fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined using a discounted cash flow model, which takes into account the estimated value of Series C-2 redeemable convertible preferred stock, estimated time to purchase, probability of purchase and the risk-free interest rate based on the U.S. Treasury yield. The Company measures the fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities at fair value on a recurring basis (in thousands):

	Three Months Ended September 30,
	2022	2021
Bridge Loan:
Beginning balance June 30	$—	$—
Fair value of Bridge Loan funded	—	20,000
Accrued PIK and final payment	—	1,432
Change in fair value	—	—
Ending balance September 30	—	21,432
Warrant liabilities:
Beginning balance June 30	—	22,860
Change in fair value	—	2,949
Fair value of warrants issued	—	—
Fair value of warrants exercised	—	(25,809)
Ending balance September 30	—	—
Series C-2 Convertible Preferred Stock Issuance Right liability:
Beginning balance June 30	—	211,747
Change in fair value	—	36,703
Fair value of derivatives extinguished	—	—
Ending balance September 30	—	248,450
Total	$—	$269,882

	Nine Months Ended September 30,
	2022	2021
Bridge Loan:
Beginning balance December 31	$—	$—
Fair value of Bridge Loan funded	—	20,000
Accrued PIK and final payment	—	1,432
Change in fair value	—	—
Ending balance September 30	—	21,432
Warrant liabilities:
Beginning balance December 31	—	3,329
Change in fair value	—	17,753
Fair value of warrants issued	—	5,096
Fair value of warrants exercised	—	(26,178)
Ending balance September 30	—	—
Series C-2 Convertible Preferred Stock Issuance Right liability:
Beginning balance December 31	—	22,911
Change in fair value	—	248,691
Fair value of derivatives extinguished	—	(23,152)
Ending balance September 30	—	248,450
Total	$—	$269,882

16.INCOME TAXES
The Company did not record an income tax provision for the three or nine-month periods ended September 30, 2022 and 2021, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized.
17.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$186	$—	$792	$—
Service and other revenue	6	—	86	—
Total revenue	$192	$—	$878	$—
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
The following table summarizes deferred revenue activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Deferred revenue - beginning of period	$3,663	2,258
Deferral of revenue	4,471	850
Recognition of previously unearned revenue	(878)	—
Deposits returned to customers	(3,058)	—
Reclassification to accrued liabilities due to estimation of variable consideration	(652)	—
Deferred revenue - ending of period	$3,546	$3,108
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
During the three and nine months ended September 30, 2022, the Company recognized revenue of $1 thousand and $283 thousand, respectively, for sales of energy storage systems and extended warranty services to related parties. As of September 30, 2022, the Company had recorded deferred revenue of $6 thousand for sales of extended warranty services to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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
The Business Combination
On October 8, 2021, ESS consummated the Business Combination. As a result, Legacy ESS merged with Merger Sub, with Legacy ESS surviving as a wholly owned subsidiary of STWO, which changed its name to “ESS Tech, Inc.” Refer to Note 3, Business Combination to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part II—Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish high margin unit economics when operating at scale. Our future performance will depend on our ability to deliver on these economies of scale with lower product costs to enable profitable growth. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2021, we expect our indirect cost of goods and operating expenses to increase as we ramp up our research and development and manufacturing activities including with respect to our supply chain, parts and launch of our second-generation Energy Warehouses as well as higher general and administrative expenses related to operating as a public company. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers and second-generation Energy Warehouses. We believe our unique technology provides a compelling value proposition for favorable margins and unit economics in the energy storage industry in the future.

COVID-19
The COVID-19 pandemic has disrupted supply chains and affected production and sales across a range of industries, and continues to impact the United States and other countries throughout the world. There have already been multiple waves of the COVID-19 pandemic and COVID-19 cases continue to surge in certain areas of the world, including in certain countries that were initially successful at containing the virus. For example, the Chinese government has pursued a ‘zero COVID’ policy, imposing lock downs that have adversely affected and may continue to adversely affect supply chains. The evolution of the pandemic and the ultimate extent of its economic impact are still unknown. Due to the number of variables involved, the significance and the duration of the pandemic’s financial impact are difficult to determine. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, and the impact on our customers, employees and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. We have issued several force majeure notices to customers as a result of delays caused by COVID-19 and the impact of COVID-19 on such agreements, or the applicable agreements’ termination provisions, is uncertain and could result in the termination of such agreements.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage without being integrated into a solar facility. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
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
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully obtaining customer acceptance. In the near term, as our products are newly developed, this is likely to be a longer process than when our products are more mature and we have an established history of customer acceptance.
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
Sales and marketing
Sales and marketing expenses consist primarily of salaries, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business.
General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, such as facility-related expenses, and supplies. We expect our general and administrative expenses to increase as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Other income (expenses), net
Interest income (expense), net
Interest expense consists primarily of interest on our notes payable. Interest income consists primarily of earned income on our cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
Gain (loss) on revaluation of warrant liabilities
The gain (loss) on revaluation of warrant liabilities consists of periodic fair value adjustments related to Legacy ESS’ Series B and C warrants outstanding prior to the Business Combination and the Public Warrants and Private Warrants subsequent to the Business Combination.
Loss on revaluation of derivative liabilities
The loss on revaluation of derivative liability consists of periodic fair value adjustments associated with our derivative liability for the Legacy ESS Series C-2 Convertible Preferred Stock issuance right liability and contingently issuable warrants prior to the Business Combination.
Gain (loss) on revaluation of earnout warrants
The loss on revaluation of earnout warrants consists of periodic fair value adjustments related to the Earnout Warrants issued in conjunction with the Business Combination.
Other income (expense), net
Other income (expense), net consists of various primarily of gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
The following table sets forth ESS’s operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$192	$—	$192	N/M	$878	$—	$878	N/M
Operating expenses:
Research and development	20,127	7,672	12,455	162.3	49,190	19,546	29,644	151.7
Sales and marketing	1,815	1,048	767	73.2	5,217	2,261	2,956	130.7
General and administrative	5,981	2,316	3,665	158.2	20,567	7,667	12,900	168.3
Total operating expenses	27,923	11,036	16,887	153.0	74,974	29,474	45,500	154.4
Loss from operations	(27,731)	(11,036)	(16,695)	151.3	(74,096)	(29,474)	(44,622)	151.4
Other income (expenses), net:
Interest income (expense), net	781	(1,582)	2,363	(149.4)	999	(1,693)	2,692	(159.0)
Gain (loss) on revaluation of warrant liabilities	(4,351)	(2,949)	(1,402)	47.5	19,471	(17,753)	37,224	(209.7)
Loss on revaluation of derivative liabilities	—	(36,703)	36,703	(100.0)	—	(248,691)	248,691	(100.0)
Gain (loss) on revaluation of earnout liabilities	(234)	—	(234)	N/M	1,044	—	1,044	N/M
Other income (expense), net	(62)	945	(1,007)	N/M	(312)	926	(1,238)	N/M
Total other income (expenses), net	(3,866)	(40,289)	36,423	(90.4)	21,202	(267,211)	288,413	(107.9)
Net loss and comprehensive loss to common stockholders	$(31,597)	$(51,325)	$19,728	(38.4)%	$(52,894)	$(296,685)	$243,791	(82.2)%
__________________
N/M = Not meaningful

Revenue
Revenue for the three months ended September 30, 2022 was $192 thousand compared to zero for the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 was $878 thousand compared to zero for the nine months ended September 30, 2021. We commenced shipping our second-generation Energy Warehouses in the third quarter of 2021 and we received final customer acceptance for the initial units shipped during the second quarter of 2022. We received final customer acceptance for an additional unit in the third quarter of 2022. Cost of goods sold for these units is zero as related costs have been accounted for as part of research and development expenses in the respective periods incurred; however, the production costs for these units significantly exceeded their selling price. This accounting treatment will continue until we meet the criteria for commercialization. After we exit the research and development phase upon meeting the criteria for commercialization, we expect to recognize a lower of cost or net realizable value charge as the cost of our inventories is likely to exceed estimated net realizable value.
Research and development
Research and development expenses increased by $12,455 thousand or 162% from $7,672 thousand for the three months ended September 30, 2021 to $20,127 thousand for the three months ended September 30, 2022. The increase resulted primarily from an increase in purchases of materials and supplies, including related freight costs, increased personnel-related expenses due to expanded headcount and an increase in warranty-related costs.
Research and development expenses increased by $29,644 thousand or 152% from $19,546 thousand for the nine months ended September 30, 2021 to $49,190 thousand for the nine months ended September 30, 2022. The increase resulted from an increase in purchases of materials and supplies, including freight costs, increased personnel-related expenses due to expanded headcount and an increase in warranty-related costs.
Sales and marketing
Sales and marketing expenses increased by $767 thousand or 73% from $1,048 thousand for the three months ended September 30, 2021 to $1,815 thousand for the three months ended September 30, 2022. The increase is driven by increased personnel-related expenses due to expanded headcount and fees paid to outside marketing and sales consultants.
Sales and marketing expenses increased by $2,956 thousand or 131% from $2,261 thousand for the nine months ended September 30, 2021 to $5,217 thousand for the nine months ended September 30, 2022. The increase is driven by increased personnel-related expenses due to expanded headcount and fees paid to outside marketing and sales consultants.
General and administrative
General and administrative expenses increased by $3,665 thousand or 158% from $2,316 thousand for the three months ended September 30, 2021 to $5,981 thousand for the three months ended September 30, 2022. The increase is due to increased personnel-related expenses as a result of expanded headcount and increased insurance fees.
General and administrative expenses increased by $12,900 thousand or 168% from $7,667 thousand for the nine months ended September 30, 2021 to $20,567 thousand for the nine months ended September 30, 2022. The increase is due to increased personnel-related expenses as a result of expanded headcount and increased insurance fees.
Other income (expenses), net
Interest income (expenses), net
Interest income (expenses), net was $1,582 thousand of interest expense for the three months ended September 30, 2021 compared to $781 thousand of interest income for the three months ended September 30, 2022. The decrease in interest expense resulted primarily from a decrease in borrowings for 2022 compared to 2021. The increase in interest income was driven by interest earned on our short-term investment portfolio.
Interest income (expenses), net was $1,693 thousand of interest expense for the nine months ended September 30, 2021 compared to $999 thousand of interest income for the nine months ended September 30, 2022. The decrease in interest expense resulted primarily from a decrease in borrowings for 2022 compared to 2021. The increase in interest income was driven by interest earned on our short-term investment portfolio.
Gain (loss) on revaluation of warrant liabilities
The change in fair value of Public and Private warrant liabilities resulted in a loss of $2,949 thousand for the three months ended September 30, 2021 and a loss of $4,351 thousand for the three months ended September 30, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of our common stock over the same periods.

The change in fair value of Public and Private warrant liabilities resulted in a loss of $17,753 thousand for the nine months ended September 30, 2021 and a gain of $19,471 thousand for the nine months ended September 30, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of our common stock over the same periods.
Loss on revaluation of derivative liabilities
The loss on revaluation of the Legacy ESS Series C-2 Convertible Preferred Stock Issuance Right was $36,703 thousand and $248,691 thousand for the three and nine months ended September 30, 2021, respectively, as a result of ESS increased equity value over the same period.
Gain (loss) on revaluation of earnout liabilities
The change in fair value of earnout liabilities resulted in a loss of $234 thousand for the three months ended September 30, 2022 and a gain of $1,044 thousand for the nine months ended September 30, 2022, as a result of changes in the market price of our common stock over the periods.
Other income (expense), net
Other income was $945 thousand for the three months ended September 30, 2021 compared to other expense of $62 thousand for the three months ended September 30, 2022. Other income recognized in the three months ended September 30, 2021 was due to the gain on extinguishment recognized upon the forgiveness of the promissory note under the Payroll Protection Program. Other expenses for the three months ended September 30, 2022 were driven by unrealized losses on our short-term investment portfolio over the same period.
Other income was $926 thousand for the nine months ended September 30, 2021 compared to other expense of $312 thousand for the nine months ended September 30, 2022. Other income recognized in the nine months ended September 30, 2021 was due to the gain on extinguishment recognized upon the forgiveness of the promissory note under the Payroll Protection Program. Other expenses for the nine months ended September 30, 2022 were driven by unrealized losses on our short-term investment portfolio over the same period.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of September 30, 2022, we had an accumulated deficit of $593,504 thousand. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development and other operational activities. As of September 30, 2022, we had unrestricted cash and cash equivalents of $42,896 thousand, which is available to fund future operations, and short-term investments of $123,842 thousand. We believe that our unrestricted cash and cash equivalents and short-term investments as of September 30, 2022 will enable us to maintain our operations for a period of at least 12 months following the filing date of our condensed consolidated financial statements.
In March 2020, we borrowed $4,000 thousand through a note payable with Silicon Valley Bank that is secured by significantly all of our property, except for intellectual property. The $4,000 thousand note payable’s original maturity date was January 1, 2023; however, the maturity date was modified and extended to January 1, 2024. The note bears interest at 0.50% below the bank’s prime rate (5.75% rate at September 30, 2022).
At September 30, 2022 and subsequently, the notes payable were in technical default due to the Company entering into a primary banking relationship with another institution; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. The potential for such events to occur require us to classify long-term obligations as current liabilities. As a result, all of the notes payable have been classified within notes payable, current as of September 30, 2022.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(56,620)	$(28,343)
Net cash used in investing activities	(134,653)	(288)
Net cash (used in) provided by financing activities	(4,221)	31,548

Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $56,620 thousand for the nine months ended September 30, 2022, which is comprised of net loss of $52,894 thousand, noncash changes in the fair value of warrant liabilities of $19,471 thousand and earnout liabilities of $1,044 thousand, partially offset by stock-based compensation of $8,703 thousand. Net changes in operating assets and liabilities provided $6,638 thousand of cash driven by an increase in accrued and other current liabilities, a decrease in prepaid expenses and other current assets, an increase in accrued product warranties, and cash collections on accounts receivable, partially offset by a decrease in accounts payable and an increase in deferred revenue.
Net cash used in operating activities was $28,343 thousand for the nine months ended September 30, 2021, which is comprised of net loss of $296,685 thousand, offset by noncash changes in derivative liabilities of $248,691 thousand and changes to warrant liabilities of $17,753 thousand. Net changes in operating assets and liabilities provided $327 thousand of cash primarily due to an increase in accounts payable and accrued and other current liabilities.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash used in investing activities was $134,653 thousand for the nine months ended September 30, 2022, which relates to purchases of short-term investments and, to a lesser extent, purchases of property and equipment. Purchases of property and equipment primarily relate to our investment in automating production.
Net cash used in investing activities was $288 thousand for the nine months ended September 30, 2021, which relates to purchases of property and equipment.
Cash flows from financing activities:
Through September 30, 2022, we have raised capital from the Business Combination and financed our operations through the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $4,221 thousand for the nine months ended September 30, 2022, which is comprised of repurchases of shares from employees for income tax withholding purposes of $2,808 thousand and principal payments on notes payable of $1,500 thousand.
Net cash provided by financing activities was $31,548 thousand for the nine months ended September 30, 2021, which is primarily comprised of $20,000 thousand of proceeds from the issuance of the Bridge Loan and $11,461 thousand of proceeds from the issuance of Legacy ESS Series C-2 redeemable convertible preferred stock, net of issuance costs as well as proceeds from stock option exercises.
The further ramping up of our commercialization and the expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
If we are required to raise additional funds by issuing equity securities, dilution to our stockholders would result. If we raise additional funds by issuing any shares of preferred stock, such securities may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of such debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of September 30, 2022 consist of lease commitments and notes payable. We also have a standby letter of credit that serves as security for certain operating leases for office and manufacturing space. The letter of credit is fully secured by restricted certificate of deposit accounts. There was no draw against the letter of credit during the nine months ended September 30, 2022. Additionally, we are committed to non-cancellable purchase commitments of $15,503 thousand as of September 30, 2022.

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
Research and Development
We are in the research and development phase. Therefore, all related costs are currently accounted for as part of research and development expense in the condensed consolidated statement of operations and comprehensive loss. The criteria established to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized, net of any lower of cost or net realizable value charges. As of September 30, 2022, the criteria for commercialization has not yet been met.
Revenue Recognition
Revenue is earned from the sales of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For product sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery, commissioning of the system, and completion of final site testing.
The transaction price of the underlying customer agreement is allocated to each performance obligation based on its relative standalone selling price. When the standalone selling price is not directly observable, revenue is determined based on an estimate of selling price using the observable market price that the good or service sells for separately in similar circumstances and to similar customers, and/or an expected cost plus margin approach when the observable selling price of a good or services is not known and is either highly variable or uncertain.
Revenue recognition is deferred for each unit until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully obtaining customer acceptance. In the near term, as our products are newly developed, this is likely to be a longer process than when our products are more mature and we have an established history of customer acceptance.
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
As of September 30, 2022, we had cash, cash equivalents and restricted cash of $44,738 thousand and short-term investments of $123,842 thousand. Cash equivalents and restricted cash are primarily comprised of money market funds, certificates of deposit and investments with a maturity of three months or less at the date of purchase. Our investment strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for speculative purposes.
As of September 30, 2022 and December 31, 2021, we had outstanding variable rate notes payable with an aggregate carrying amount of $2,306 thousand and $3,769 thousand, respectively. The notes bear interest at 0.50% below the bank’s prime rate (5.75% and 2.75% at September 30, 2022 and December 31, 2021, respectively). A hypothetical 100 basis point change in interest rates would not have a material impact on the interest expense on our notes payable as of September 30, 2022 and December 31, 2021.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
Our Energy Warehouses are in the development stage. As of September 30, 2022, we have limited deployment of second-generation S200 iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
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
As of September 30, 2022, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to install, commission, and test units. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility issues, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to replace such units depending on the conditions for in-field serviceability. Once our Energy Warehouse or Energy Center products with S200 batteries are installed and used, we may discover further aspects of our technology that require improvement. Any of these developments could delay existing contracts and new sales, result in order cancellations and negatively impact the market’s acceptance of our technology. If we experience significant delays or order cancellations, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation seen in 2022 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and continue to experience delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. We expect such delays and cost increases to continue at least for the remainder of 2022. The Chinese government has pursued a ‘zero COVID’ policy, imposing lock downs that have adversely affected and may continue to adversely affect supply chains, which may further exacerbate the issue. We experienced delays in the delivery and installation of our semiautomated production line that was delivered in the second quarter of 2022 and automated production line that we expect to make operational in the fourth quarter of 2022, respectively, due to similar supply chain issues. If these issues persist, including any delays on additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
Our manufacturing and testing processes require significant technological and production process expertise and modification to support our projected business objectives. We have already experienced various issues related to the scaling up of the manufacturing process and while we seek to prevent the reoccurrence of such issues through the training of our manufacturing personnel to properly operate the manufacturing process, there can be no assurance that such issues will not reoccur in the future. In addition, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production, and logistical costs and delays. Any of these developments could lead to current and potential customers cancelling or postponing their purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant uncertainty in the United States and global economies as well as the markets we serve and could adversely affect our business, financial condition and results of operations.
There are no assurances that the COVID-19 pandemic has run its course. New cases, fueled by new variants and mutant strains as well as by waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, may continue to surge in certain parts of the world, which may result in authorities reimplementing measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Chinese government has pursued a ‘zero COVID’ policy, imposing lock downs that have adversely affected and may continue to adversely affect supply chains, which potentially may have an impact on the global economy but possibly on our business as well. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that a resurgence in the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.
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
In addition, customers may also have specific site requirements, which has caused, and in the future may continue to cause, delays with respect to delivery and installation and consequently our ability to recognize revenue.
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
In order to grow our business, we will need to increase our production capacity. For example, our current manufacturing capacity may not be sufficient to meet our planned production targets and we are currently seeking to expand our capacity. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risks and uncertainties, including but not limited to the following:
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
Our ability to expand our manufacturing capacity would also greatly depend on our ability to hire, train and retain an adequate number of manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire, train, or retain such employees, our business and financial results could be negatively impacted.
We have in the past and may be compelled in the future to undertake product recalls or take other actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and continue to expect to replace, certain components of our Gen II battery modules delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
Our energy storage products require periodic maintenance, such as the cleaning or replacement of air filters, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. These maintenance items are typically scheduled on a quarterly basis but may vary depending on how the customer uses the product. We currently rely on our customers to perform required maintenance as set forth in product operations and maintenance manuals. If our customers or third parties retained by our customers fail to perform or perform any required maintenance incorrectly, this may damage or adversely affect the performance of our energy storage products, which could adversely affect our reputation, prospects, business, financial condition and results of operations. Furthermore, there is some risk of injury if individuals performing maintenance do not follow applicable maintenance protocols. Any such injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our reputation, prospects, business, financial condition and results of operations.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements. For example, we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) in August 2022 and into a framework agreement with Sacramento Municipal Utility District (“SMUD”) in September 2022. Under the terms of our agreement with ESI, we are obligated to supply 70 complete 75kW / 500kWh Energy Warehouse systems to ESI in 2022 and 2023. Concurrently, ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2024 onward. However, beyond the initial order, ESI may reduce its future orders of our product, and SMUD is under no obligation to place any firm orders with us, which may result in a diminished potential value of these relationships to us.
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
We had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the year ended December 31, 2021 and the nine months ended September 30, 2022, we had $477.1 million and $52.9 million in net losses, respectively. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
Many of our potential customers are electric utilities, and commercial and industrial (“C&I”) businesses that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions. Such customers may also have a greater ability to resist any attempts to pass on increases in our operating and procurement costs.
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
The loss of one or more members of our senior management team, other key personnel or our failure to attract and retain qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
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
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition in the labor market, including for qualified senior management personnel and highly skilled individuals with technical expertise, is extremely intense. We face and are likely to continue to face challenges identifying, hiring, and retaining qualified personnel in all areas of our business, and we can provide no assurance that we will find suitable successors as transitions occur. In addition, integrating new employees into our team, and key personnel in particular, could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified personnel in all areas of our business, including senior management and other key technical personnel, could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our hardware takes many months to manufacture and prepare for delivery and any revenue in future periods may fluctuate based on underlying customer arrangements. Further, we expect our arrangements may have multiple deliverables and performance obligations and the amount and timing of recognizing revenue for those different performance obligations may vary which could cause our revenue to fluctuate. Our revenues also depend on a number of other factors, some of which are beyond our control, including the impact of supply chain issues (see also “—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Continued delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products.”). As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future.
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
Although our latest products meet our quality requirements prior to shipment, we have experienced subsequent quality issues in the field and our products may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials and pilot testing performed by us, our partners and our suppliers, issues may continue to be found in existing or new energy storage products, for example, the flow issue that we identified during the second quarter of 2022 in certain battery modules that were manufactured and shipped to date. Any such issues could result in further delays in recognition of revenues or loss of revenues, loss of market share or failure to achieve broad market acceptance. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. Our customers could also seek and obtain damages from us for their losses.
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
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, cyber-security breaches could potentially lead to unauthorized acquisition or unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or unauthorized access, use, disclosure, modification or destruction of information or defective products. Our IT systems also help us produce financial information. Any disruption or cyber-security breach could impact our ability to produce timely and accurate financial information needed for compliance, audit, and reporting purposes. If any such cyber-security breaches were to continue, our operations and ability to communicate both internally and with third parties may be negatively impacted.
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
Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
Our current supply chain includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain electronic materials and components of our products.
Tariffs and the possibility of additional tariffs in the future have created uncertainty, particularly if we are not able to second source parts from alternative vendors. There can be no guaranty that these developments will not negatively impact the price of the positive electrode used in our products. Additionally, existing or future tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.
We are in the process of qualifying alternative sources but anticipate it will take time before alternate sources are qualified for every component. In addition, such sources may charge a higher cost than our current suppliers, which would negatively impact our results of operations. There is no guaranty that we will be able to identify alternate suppliers that meet our quality, volume and price requirements. Failure to meet these requirements could result in supply disruptions and increased costs. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to react to such actions quickly and effectively, which could result in supply shortages and increased costs.
We could be subject to foreign exchange risk.
Our international sales are expected to be denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers given the recent strengthening of the U.S. dollar against other major foreign currencies. This could lead to our receiving lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a further strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage without being integrated into a solar facility. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions, including with respect to battery storage projects, are not self-executing and require further guidance from the IRS and Treasury Department, which we expect to be issued in the coming months and years. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position.

For example, the IRA may enable companies producing shorter duration lithium ion batteries to compete with us through added volume of cells at lower cost.
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
We have applied for patents in multiple jurisdictions, including the United States, Europe, and Australia, and under the Patent Cooperation Treaty, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated. Government actions may also undermine our intellectual property rights.
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
Risks Related to Raising Capital
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
Therefore, on November 22, 2021, our management and Audit Committee concluded that STWO’s previously issued (i) audited balance sheet as of September 21, 2020, as previously restated in STWO’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-

K/A No. 1; (iv) unaudited interim financial statements included in STWOs Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in STWO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
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
Outstanding Public Warrants to purchase an aggregate of 8,333,287 shares of our common stock became exercisable on November 7, 2021 in accordance with the terms of the warrant agreement governing those securities, outstanding Private Warrants to purchase an aggregate of 3,500,000 shares of our common stock became exercisable at Closing in accordance with the Sponsor Letter Agreement, and outstanding Private Warrants to purchase an additional 583,334 shares of our common stock became exercisable on November 9, 2021, upon the occurrence of earnout milestone events pursuant to the Sponsor Letter Agreement and the Merger Agreement (the “Earnout Milestone Events”). The exercise price of each of these warrants is $11.50 per share.
On September 16, 2022, we entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby we agreed to issue a warrant for up to 500,000 shares of our common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement.
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
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and STWO. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the warrant agreement with respect to the Private Warrants, 65% of the number of the then outstanding Private Warrants. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
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
None of the Private Warrants will be redeemable by us as so long as they are held by the Sponsor or its permitted transferees, except under certain circumstances.
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
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some of the provisions described above.
In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Our amended and restated bylaws further provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of the Company’s securities, including any auditor, underwriter, expert, control person, or other defendant. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’

charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.
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
While we maintain a directors’ and officers’ insurance policy to the fullest extent permitted by the DGCL, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may materially adversely affect our cash position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with SMUD, whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of September 30, 2022, none of the vesting conditions had been met. We deemed the issuance of the warrant to be exempt from registration pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient acquired the securities for investment and not resale, we put in place appropriate measures to restrict transfer, and the recipient represented itself to be an “accredited investor”.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Amended and Restated Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Amended and Restated Bylaws of ESS
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3*	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
*	Certain portions of this exhibit have been redacted in accordance with Regulation S-K Item 606(a)(6).
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

November 3, 2022
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer