Form 10-K
period 2022-12-31
ESS Tech, Inc.
filed 2023-03-02
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $250 million based on the closing sales price of our common stock on the New York Stock Exchange on June 30, 2022 of $2.81. Shares of the registrant’s common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 24, 2023, 154,307,976 shares of common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including, without limitation, statements in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “possible,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would” or “should,” or, in each case, their negative or other variations or comparable terminology. These words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
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
•the impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, geopolitical tensions involving China, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans and opportunities;
•our relationships with third-parties, including our customers, contractors, and suppliers;
•issues related to the shipment, installation, and operation of our products;
•issues related to contract execution, including customer acceptance of our products;
•our ability to recognize the benefits of strategic partnerships;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein);
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”); and
•other risks and uncertainties discussed in “Part I—Item 1A. Risk Factors” and elsewhere in this report.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part I—Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part I—Item 1A. Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, all references in this section to “ESS,” “we,” “us,” “our,” or the “Company” refer to ESS Tech, Inc. and its subsidiaries.
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
Pursuant to the terms of the Merger Agreement, STWO deregistered by way of continuation under the Cayman Islands Companies Act (2021 Revision) and registered as a corporation in the State of Delaware under Part XII of the Delaware General Corporation Law, and a business combination between STWO and Legacy ESS was effected through the merger of Merger Sub with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO (together with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp” to “ESS Tech, Inc.” (the “Company” or “ESS”), and our common stock and Public Warrants (as defined herein) began trading on the NYSE under the ticker symbols “GWH” and “GWH.W,” respectively.
Business Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, they are non-toxic and substantially recyclable. Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle life in a single battery platform that compares favorably to lithium ion batteries, the most widely deployed alternative technology. Using our second-generation S200 iron flow battery technology, we are developing two products, the Energy Warehouse and the Energy Center, each of which is able to provide reliable, safe, long-duration energy storage. As of December 31, 2022, we had a limited number of second-generation products fully deployed for which we recognized revenue. We have shipped and were in the process of installing and commissioning additional second-generation Energy Warehouse at December 31, 2022. With each battery deployed, we will further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
Our batteries are non-flammable, non-toxic, do not have explosion risk and can operate in temperatures ranging from -5°C to 50°C without requiring heating or cooling systems. This allows our energy storage products to be located in sites where lithium-ion batteries cannot be placed due to fire, chemical or explosion risks. In addition, our batteries are environmentally sustainable, predominantly utilizing easily sourced materials and recyclable components.
Our batteries and technology can be purchased with an extended ten-year warranty which is backed by investment-grade, ten-year warranty and project insurance policies from Munich Re, a leading provider of reinsurance, primary insurance and insurance-related risk solutions, which stands behind the performance of our energy storage products. To our knowledge, we are the first long-duration energy storage company to receive this type of insurance, which provides a warranty backstop for our proprietary flow battery technology, supporting our performance obligations regardless of project size or location and de-risking the technology for our customers. We have also collaborated with Munich Re to develop separate project financing coverage for our customers. This project financing coverage provides warranty continuity insurance in the event of our insolvency, providing long-term assurance of project performance to our customers and their investors and lenders. Bonding and surety capital is provided through OneBeacon Insurance Group (“OneBeacon”) as well as qualification from the U.S. Export-Import Bank, which provides additional product assurance. We believe each of these elements allows us to increase our total addressable market, as potential customers have reduced technology risk, financing risk and importing risk.
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

Energy storage solutions of various sizes and durations must be installed throughout global electrical grids to enable decarbonization in line with global climate objectives. Our energy storage products are intended to supply long-duration power across this expanding spectrum of use cases. As described below in the subsection entitled “—Our Technology and Products,” we believe our energy storage products will be capable of addressing customer needs across multiple use cases and markets. We are an early mover in long-duration energy storage and we believe we will enable more rapid implementation of renewable energy while also improving grid stability. The safety, flexibility and durability of our energy storage products enable customers to use them in nearly any location globally. Examples of use cases range from localized energy storage at commercial and industrial sites to grid-scale use cases, such as peaker plant replacement and grid stabilization.
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
After years of neglect, our founders, Craig Evans and Dr. Julia Song, began advancing this technology in 2011 and formed Legacy ESS. Building upon this promising concept, our team has significantly enhanced the technology, improved round-trip efficiency and developed an innovative and patented solution to the hydroxide build-up problem. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, and it works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the pH level of the system. The Proton Pump allows the electrolyte to be used for the 20,000 cycle-design without capacity fade.
Our iron flow batteries store energy by converting electrical energy into chemical energy. Each battery module is made up of one or more cells and each of these cells are made up of a negative electrode and a positive electrode, and these two electrodes are separated by a porous separator. On the positive side (positive electrode) of the battery during charge, ferrous iron (Fe+2) is oxidized into ferric iron (Fe+3) and on the negative side (negative electrode) of the battery, ferrous iron is reduced to iron metal. The porous separator is used to minimize the positive and the negative electrolyte from mixing, which helps improve the coulombic efficiency of the battery. The positive and negative electrolytes are stored separately in tanks outside of the battery and this electrolyte is constantly pumped in and out of the battery while in operation. To convert the chemical energy back to electrical energy, the reaction is reversed; on the positive side of the battery, ferric iron is reduced to ferrous iron and on the negative side, metallic iron is oxidized into ferrous iron. During these charge and discharge cycles the pH of the positive and negative electrolyte can change dramatically. The Proton Pump ensures that the electrolyte pH remains stable and clear of any hydroxides.
Our iron flow batteries store energy by charging positive and negative electrolyte tanks that are separated by a membrane. In order to release energy, we generate a reaction between the tanks via the membrane. The power generated is a factor of the membrane size, while the duration of storage we can offer is a factor of the tank sizes and the addition of electrolytes to the tank. The duration of stored energy can be independently varied from the power. We can increase the size of the electrolyte tanks at a relatively low cost, and the electrolyte, consisting of iron, potassium or sodium chloride and water, is extremely inexpensive. This allows for very low marginal costs of energy, making our technology attractive for long-duration energy storage.
Using our iron flow battery technology, we are developing two products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customers’ premise, behind the service demarcation with the utility) that offers energy storage ranging from 50 kilowatt (“kW”) to 90 kW and four to 12-hour duration. A 50 kW system, when used for eight hours of storage, can power the equivalent of 20 homes with a total output of 400 kilowatt-hours (“kWh”). Energy Warehouses are deployed in shipping container units, allowing for a fully turnkey system that can be installed easily at nearly any customer’s site. Potential use cases for Energy Warehouses include microgrids, peaker plant replacement on a small-scale and commercial and industrial (“C&I”) demand. For customers who require additional energy storage capacity, multiple units can be added to the same system. The first generation of our Energy Warehouse was deployed in 2015. Since then, all of our first-generation units have been returned to us except for two where the prototype trials continue. As of December 31, 2022, we had a limited number of second-generation products fully deployed for which we recognized revenue and were in the process of installing and commissioning additional second-generation Energy Warehouse units that had shipped.

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
ESS’ Critical Technology

Power Module
(-)
Electrode
(+)
Electrode
Current
Collector
Pressure
Plate
Conductive
Separator
Porous
Separator
Proton
Pump
Electrolyte

Customers
Our current and potential customers include utilities, IPPs and C&I end users. Our potential customers are interested in several use cases including solar shifting, peak shaving, price arbitrage, utility ancillary services and microgrids.
We intend to serve customers in both behind-the-meter and front-of-the-meter markets. In behind-the-meter applications, customers will use our energy storage products to reduce energy costs, integrate with renewable energy solutions to achieve corporate sustainability goals, and to enhance their energy resiliency. Behind-the-meter customers may include microgrids and small-scale C&I customers.
Front-of-the-meter customers, in contrast, are primarily utilities experiencing high rates of renewable energy penetration and requiring energy storage to help balance the grid, and IPPs who can leverage energy storage to improve the economics of renewable energy projects. These customers use our energy storage products to store energy on a utility scale that they can then utilize or sell to their customers when needed. Over time, we expect our front-of-the-meter customer base to expand to include additional types of energy suppliers. Current customers of ours include large utility companies. We also plan to sell products to IPPs.

We have designed the Energy Warehouse and Energy Center to address the needs of these two distinct markets. The Energy Warehouse is intended for behind-the-meter use owing to its small size and convenient turnkey packaging. The Energy Center can be used by larger customers in both the behind-the-meter and front-of-the-meter markets.
Suppliers
Our batteries are made predominantly of earth-abundant, non-toxic materials. These materials are considerably less expensive than rare earth metals that make up other batteries and as a result make up a low percentage of the total costs for our batteries. Because these materials are widely available, there are multiple suppliers for each input. In addition, we use limited high cost materials such as platinum in our manufacturing. While supply chain disruptions have impacted the ability of some of our suppliers to deliver certain components of our batteries to us in a timely manner as described in the section entitled “Part I—Item 1A. Risk Factors—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Continued delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products,” the mechanical elements and control systems of our batteries are comprised of commercially available equipment that can be supplied by multiple manufacturers.
Partnerships
•Munich Re: Our batteries and technology can be purchased with a ten-year warranty which is backed by investment-grade, ten-year warranty and project insurance policies from Munich Re, a leading provider of reinsurance, primary insurance and insurance-related risk solutions, which stands behind the performance of our energy storage products. To our knowledge, we are the first long-duration energy storage company to receive this type of insurance, which provides a warranty backstop for our proprietary flow battery technology, supporting our performance obligations regardless of project size or location and de-risking the technology for our customers. We have also collaborated with Munich Re to develop separate project financing coverage for our customers. This project financing coverage provides warranty continuity insurance in the event of our insolvency, providing long-term assurance of project performance to our customers and their investors and lenders.
•OneBeacon Insurance: Through OneBeacon, we offer growing project surety capacity and corporate bonding options to our customers.
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
Research & Development
Since January 1, 2019, we have invested approximately $122 million on improving our technology and bringing our energy storage products to market. Our research and development efforts are conducted in Oregon and supported by our approximately 65 research and development employees.
We aim to be a leader in the long-duration energy storage market, and in order to do so, it is essential to continue our ongoing research and development activities. We have a research and development roadmap for additional breakthroughs to extend our technology advantages further. Expanding our technological capabilities to alternate chemistries and technologies is also a long-term goal of our research and development team.
Intellectual Property
Intellectual property is an integral differentiator for our business, and we rely upon a combination of patents, copyrights and trade secrets to protect our proprietary technology. We believe that we have enforceable intellectual property protection over all critical design elements as well as the key enabling technologies for iron flow batteries. We have developed a significant patent portfolio. We have over 175 patents that are granted or in the pipeline and an undisclosed number of trade secrets and identified patents. Without taking into account any possible patent term adjustments or extensions, the earliest these patents will begin to expire is 2028. We continually review our efforts to assess the existence and patentability of new intellectual, proprietary technology. We intend to leverage our iron flow expertise to drive innovation and are pursuing additional technological advancements.
Competition
The energy storage industry is highly competitive. The declining cost of renewable energy, the decrease in battery costs, improving battery technologies, and public financial support in the form of grants and tax incentives are shifting customer demands causing the industry to evolve and expand. The main competitive factors in the energy storage market include, but are not limited to, safety and reliability, duration, performance and uptime, operational flexibility, asset life length and cyclability, ease of integration, operability in extreme temperatures, environmental sustainability, historical track record, and field-proven technology.
With the rising demand for clean electric power solutions with lower greenhouse gas emissions, there has been a transition to renewable energy sources and increasing penetration of distributed energy infrastructure. The proliferation of intermittent generating resources has created new challenges to electric grid stability, and thus an opportunity for an increased role for long-duration energy storage solutions. Climate change will also result in more unpredictable weather events including extreme temperatures, hurricanes and wildfires. Our technology can operate efficiently and effectively in these extreme weather conditions. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. Key competitors in the traditional lithium-ion space include Contemporary Amperex Technology Co. Limited, Energy Vault, LG Chem, Ltd., Samsung Electronics Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors in the non-lithium-ion space include CellCube, CMBlu Energy AG, Enerox GmbH, Eos Energy Enterprises, Inc., Highview Power PTY Ltd., Honeywell UOP, Hydrostor, Lockheed Martin, Malta Inc., Redflow, and VoltStorage GmbH. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Although we are small compared to our competitors, we believe we are well-positioned to compete with them in the market supported by our innovative iron flow battery technology, strategic partnerships and premier leadership team with a proven track record of success.
New technologies may enter the market that may have additional or superior advantages to our offerings. We believe there is significant government support available for energy storage technologies, and a variety of newer and emerging companies have announced plans to develop energy storage products using a variety of technologies, including compressed air, thermal energy, and solid-state batteries among others. Although many of these companies are not in commercial production today, they may in the future offer solutions that become competitive with our offerings. We intend to continuously improve our product offerings and maintain robust research and development efforts in order to stay ahead of existing and emerging competitors.
Government Regulations and Compliance
We operate in the heavily regulated energy sector. As such, there are a variety of federal, state and local regulations and agencies that impact our operations. As a participant in the renewable energy sector specifically, there are additional regulations, tax incentives and support mechanisms in place to promote growth. Renewable energy is a priority for both the Biden administration and for many state and local governments across the country.
On the federal level, tax credits are currently in place that incentivize the deployment of renewable energy and battery storage. Battery storage projects storing energy from renewable energy sources are eligible for investment tax credits that allow project developers to monetize and sell the tax credits they experience from the creation of their projects. Additionally, battery storage is eligible for accelerated depreciation via the federal government’s Modified Accelerated Cost Recovery System. Both policies provide tax and financing advantages for battery storage projects. They lower the capital requirements for renewable energy projects to be developed and open a new source of funding for these projects.
State incentives have also driven growth in the deployment of renewable energy and energy storage. States with high Renewable Portfolio Standards, for example, have seen greater deployment of renewables than states with similar renewable resources that lack such requirements. In many states, including Texas, Oklahoma and California, the RPS-driven deployment of intermittent renewables is straining the electric grid and thus driving demand for energy storage.
Incentives for renewable energy and grid upgrades in Australia may drive growth for battery and energy storage as well. The Australian Government’s Powering Australia plan includes an investment of AU$20 billion by 2030 for upgrades to the electricity grid to support more renewable power. At the state level, the government of Victoria has pledged to legislate Australia’s largest renewable energy storage targets: 2.6 gigawatts of renewable energy storage capacity by 2030 and 6.3 gigawatts of storage by 2035. New South Wales has also recognized the critical need for energy storage, calling for the procurement of 2 GW of long-duration energy storage in its Electricity Infrastructure Roadmap.
All of these governmental programs supporting demand for our products are complex and political in nature, and therefore are subject to repeal, amendment, and interpretation in ways less supportive of our growth.
In addition to benefiting from governmental laws and regulations supporting energy storage, we are subject to federal, state and local requirements on the environment, health, safety and employment. Our manufacturing process is subject to environmental regulations, and our products are subject to regulations addressing safety and reliability. We are also subject to the requirements of the Occupational Safety and Health Act, local wage regulations and rigorous health and safety regulations in the State of Oregon.

Human Capital Management
We pride ourselves on our clean, innovative technology and our employees are dedicated to our strategic mission to deliver reliable, resilient and safe renewable energy storage solutions to communities worldwide. Approximately half of our employees are involved in product manufacturing in order to refine and grow our operations. As of December 31, 2022, we employed 271 full-time employees, based primarily in our headquarters in Wilsonville, Oregon.
In order to achieve our mission to create a reliable, resilient, and safe renewable energy future, we are committed to investing in our employees and building a respectful and diverse work environment. We provide equal employment opportunities to all persons regardless of race, age, color, gender, sexual orientation, national origin, physical or mental disability, religion, or any other characteristic protected by federal, state, or local law. Our employees are key to our success as a company, and we are committed to attracting, developing and retaining the best talent. Many of our employees are highly skilled in technical areas related to energy storage, and our philosophy is to both develop talent from within as well as strategically hire qualified individuals with the skills, experience and industry knowledge necessary to contribute to the growth and success of ESS. We also supplement our workforce with consultants or independent contractors as necessary. In order to retain top talent, we have designed our compensation program to provide employees with competitive compensation and benefits consistent with positions, skill levels, experience, knowledge, and geographic location. We are also continuously working to improve our recruiting, retention and development processes as our operations grow.
Executive management assists our board of directors in its oversight of human capital management including with respect to corporate culture, diversity and inclusion, recruiting, retention, attrition, talent management, career development and progression, succession and employee relations.
The success of our business is connected to the well-being of our team members. Accordingly, we are committed to the health, safety and wellness of our team members worldwide. In response to the COVID-19 pandemic, we implemented changes in our operations that we determined were in the best interest of our team members, our customers and partners, and the communities in which we operate.
Available Information
Our internet address is essinc.com. We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website that contains reports, proxy and information statement, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at investors.essinc.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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

•As deployment of our energy storage products increases, we will incur corresponding warranty obligations. For earlier versions of second-generation energy storage products, our warranty obligations may be significant. If we are unable to develop our energy storage products for successful operation in the field and manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail;
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
•We may not be able to perform under our contracts or to realize the benefits of our agreements with strategic partners;
•We have experienced disruptions related to COVID-19, which continue to cause uncertainty;
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Our Energy Warehouses are still in the development stage. As of December 31, 2022, we have limited deployment of second-generation S200 iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
Our second-generation energy storage products S200 batteries are manufactured on our first-generation (“Gen I”) automation line. The Gen I automation line requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced various issues related to the scaling up of the manufacturing process, and the lack of qualified labor to inspect our assemblies may further slow our production and impact our production costs and schedule. We have commissioned a new, more sophisticated, automation line, but it has not yet started commercial operations and any technical issues or delays in ramping its use may impact our production costs and product quality. If we experience delivery or installation delays under our customer contracts, we could experience order cancellations and lose business as well as face lawsuits seeking liquidated damages.
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
The growth and development of our operations will depend on the successful commercialization and market acceptance of our energy storage products and our ability to manufacture products at scale while timely meeting customers’ demands. There is no certainty that, once shipped, our products will operate over the long term as expected, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements or to perform under our contracts with customers. There are inherent uncertainties in our ability to predict future demand for our energy storage products and, as a consequence, we may have inadequate production capacity to meet demand, or alternatively, have excess available capacity. Our inability to predict the extent of customer adoption of our proprietary technologies in the already-established traditional energy storage market makes it difficult to evaluate our future prospects.
As of December 31, 2022, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to commission and test units. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to repair or replace such units depending on the conditions for in-field serviceability. As we deploy our Energy Warehouse or Energy Center products with S200 batteries, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations, warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation seen in 2022 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and continue to experience delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. We expect such delays and cost increases to continue in 2023. The Chinese government has previously pursued and may reinstate ‘zero COVID’ policies, imposing lock downs that have adversely affected and may continue to adversely affect supply chains, which may further exacerbate these issues. We experienced delays in the delivery and installation of our semiautomated production line that was delivered in the second quarter of 2022 and our automated production line that was made operational in the fourth quarter of 2022 due to similar supply chain issues. If these issues persist, including any delays on additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
In addition, the conflict between Russia and Ukraine has led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions, particularly if the conflict were to escalate further, that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
We continually evaluate new suppliers, and we are currently qualifying several new suppliers. However, there are a limited number of suppliers for some of the key components of our products and we have, to date, fully qualified only a very limited number of such suppliers. Therefore, we have limited flexibility in changing suppliers. In addition, we have had issues with inconsistent quality and supply of other key power module components. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships on terms that will allow us to achieve our objectives, if at all. A supplier’s failure to develop and supply components in a timely manner, to supply components that meet our quality, quantity or cost requirements or our technical specifications, to support our warranty claims, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture and commercialize our energy storage products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business, financial condition and results of operations.
In the long term, we intend to supplement certain components from our suppliers by manufacturing them ourselves, which we believe will be more efficient, manufacturable at greater volumes and cost-effective than currently available components. However, our efforts to develop and manufacture such components have required and may require significant investments, and there can be no assurance that we will be able to accomplish this in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our iron flow battery and energy storage product production or procure additional raw materials and components from suppliers at potentially greater costs, either of which may harm our business and operating results.
We have experienced in the past, and may experience in the future, delays, disruptions, or quality control problems in our manufacturing operations.
Our manufacturing and testing processes require significant technological and production process expertise and modification to support our projected business objectives. We have already experienced various issues related to the scaling up of the manufacturing process and while we seek to prevent the reoccurrence of such issues, there can be no assurance that such issues will not reoccur in the future. In addition, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production, and logistical costs and delays. Any of these developments could lead to current and potential customers cancelling or postponing their purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has caused significant uncertainty in the United States and global economies as well as the markets we serve and could adversely affect our business, financial condition and results of operations.
There are no assurances that the COVID-19 pandemic has run its course. New cases, fueled by new variants and mutant strains as well as by waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, may continue to surge in certain parts of the world, which may result in authorities reimplementing measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Chinese government has previously pursued and may reinstate ‘zero COVID’ policies, imposing lock downs that have adversely affected and may continue to adversely affect supply chains, which potentially may have an impact on the global economy but possibly on our business as well. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that a resurgence of the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.
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
In order to achieve our business plan, we must continue to reduce the manufacturing and development costs for our iron flow batteries, Energy Centers and Energy Warehouses to expand our market. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, have been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
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
In addition, customers may also have specific site requirements and interface technology, which has caused, and in the future may continue to cause, delays with respect to delivery and installation and consequently our ability to recognize revenue.
We rely on complex machinery for our operations and the production of our iron flow batteries involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on complex machinery for our operations and the production of our iron flow batteries, and this equipment has not yet been used before for the large-scale manufacturing of iron flow batteries. The work required to integrate this equipment into the production of our iron flow batteries is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique iron flow battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our iron flow batteries.
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
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past, we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and continue to expect to replace, certain components of our Gen II battery modules delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
Our energy storage products require periodic maintenance, such as the cleaning or replacement of air filters, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. These maintenance items are typically scheduled on a quarterly basis but may vary depending on how the customer uses the product. We currently rely on our customers that do not have service agreements with us or that perform maintenance that is not covered by such agreements to follow our product operations and maintenance manuals. If our customers or third parties retained by our customers fail to maintain or perform any required maintenance incorrectly, this may damage or adversely affect the performance of our energy storage products, which could adversely affect our reputation, prospects, business, financial condition and results of operations. Furthermore, there is risk of harm to persons or property if individuals performing maintenance do not follow applicable maintenance or safety protocols. Any such injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our reputation, prospects, business, financial condition and results of operations.
In addition, for customers that have purchased maintenance services from us, unforeseen issues may arise that may require maintenance beyond what we currently expect. We have no experience providing maintenance on a large scale and since our existing and potential customers are geographically dispersed, if any recurring or significant one-off maintenance is required, this could increase our costs.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements. For example, we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) in August 2022 and into a framework agreement with Sacramento Municipal Utility District (“SMUD”) in September 2022. Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and will continue deliveries in 2023 and 2024 to fulfill their current 70-system order. Concurrently, ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2024 onward. However, either party may be unable to comply with its delivery, payment, or other obligations under the agreement, as applicable. Moreover, ESI may be unable to complete construction of the manufacturing facility or cancel or decline to place future orders of our product. In addition, SMUD has placed only one order under our agreement and is under no obligation to place additional orders with us. Any of these situations may result in diminished potential value of these types of relationships to us.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the years ended December 31, 2022 and 2021, we had $78.0 million and $477.1 million in net losses, respectively. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
Our energy storage products are still under development, and there is no assurance nonbinding pre-orders or framework agreements will be converted into binding orders or that orders will be completed.
Our business model is focused on building relationships with large customers. To date, we have engaged in limited marketing activities and we have only a limited number of contracts with customers. Our energy storage products are still subject to ongoing development and until the time that the design and development of our energy storage products is complete and is commercially available for purchase, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for our energy storage products. In particular, demand for our energy storage products by independent energy developers will depend upon a bankability determination by institutional sources of project finance capital and that determination may be difficult to obtain. The potentially long wait from the time an order is made until the time our energy storage products are delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. There is no assurance that nonbinding pre-orders or framework agreements will be converted into binding orders or sales. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our products and whether to make a broader transition to our energy storage products. This may be a long process and will depend on the safety, reliability, efficiency and quality of our energy storage products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our energy storage products and the pace and levels of growth that we will be able to achieve.
In addition, some of the Energy Warehouse units we have shipped to date have not met the specifications set forth in the purchase contracts for such units, resulting in additional installation time and costs in order to receive customer acceptance of such units. If we are unable to meet contractual performance specifications of our units, customers may bring claims against us or choose to cancel or postpone orders, which would adversely affect our business, financial condition and results of operations.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having an approximately 25-year product design life, and having a wide thermal operating range that eliminates the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries.
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
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, have failed at cycling reliably in the past. All of our first-generation units (except for two where the prototype trials continue) have been returned to us and so the continuing risk of product failure on our first generation units is limited. However, there is no assurance that our second-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
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
Many of our potential customers are electric utilities, and C&I businesses that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell and deliver our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions.
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
We operate in highly competitive energy industries and there is increasing competition. Many of our competitors and potential competitors have substantially greater financial, marketing, personnel and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.
The energy storage markets in which we intend to compete continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and in some cases have substantially greater financial, marketing, personnel and other resources, to increase their market share. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. If our competitors continue to penetrate the energy storage market, our prospects for gaining market share will be diminished.
We expect competition in energy storage technology to intensify due to a regulatory push for lower-carbon energy sources, including intermittent sources such as wind and solar, continuing globalization, and consolidation in the energy industry. Developments in alternative technologies or improvements in energy storage technology made by competitors may materially adversely affect the sales, pricing and gross margins of our products.
Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to more effectively compete for new energy storage projects and customers.
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
The majority of our commercial contracts contain provisions which allow the customer to terminate an agreement if certain conditions are not met or for extended force majeure (which could include inability to perform due to COVID-19). We have issued several force majeure notices to customers as a result of delays caused by COVID-19 and future COVID-19 delays could further impact such agreements, or the applicable agreements’ termination provisions and result in the termination of such agreements. Our customers are also subject to force majeure events and may issue such notices to us. In addition, certain of our contracts can be terminated by the customer simply for convenience. We have experienced in the past, and may experience in the future, order cancellations, which could have an adverse impact on our revenues, longer term potential and market reputation, which would have an even greater impact on our ability to achieve future sales.
We may not be able to accurately estimate the future supply and demand for our products and services, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
We are a company with a limited operating history. As we continue the transition from research and development activities to commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
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
We have signed product sales contracts and have entered into service agreements with customers. If we do not meet the obligations under these agreements or if our estimates of the projected useful life of our energy storage products are inaccurate, our business and financial results could be adversely affected.
We have entered into service agreements with certain customers for our energy storage products with terms of up to 25 years. Under the provisions of these contracts, we will provide services to maintain, monitor, and repair our energy storage products to meet minimum operating levels. While we have conducted tests to determine the overall life of our energy storage products, we have not run certain of our energy storage products over their projected useful life or in all potential conditions prior to large scale commercialization. As a result, we cannot be sure that these energy storage products will last to their expected useful life or perform as anticipated in all conditions, which could result in warranty claims, performance penalties, maintenance, on-going servicing and battery module replacement costs and/or a negative perception of our energy storage products.

Further, the occurrence of chronic defects or other chronic performance problems with respect to our deployed energy storage products could result in loss of customers, legal claims, including warranty and service agreement claims, or diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs. The costs incurred in correcting any material defects in our deployed energy storage products may be substantial and could adversely affect our business, financial condition, and results of operations.
Failure to adhere to contractual support warranty and services obligations may adversely affect our relationships with our customers and adversely affect our business, financial condition, and results of operations.
Our customers depend on our support organization to resolve performance issues relating to our energy storage products. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality and highly responsive customer support, could adversely affect our reputation, our ability to sell our energy storage products to existing and prospective customers, and our business, financial condition and results of operations.
Our ability to proceed with projects under development and complete construction of projects on schedule and within budget are subject to contractual, technology, operating and commodity risks as well as market conditions that may affect our operating results.
Our ability to proceed with projects under development and complete construction of projects on schedule and within budget may be adversely affected by escalating costs and lead times for materials and components, tariffs, labor and regulatory compliance, inability to obtain necessary permits, interconnections or other approvals on acceptable terms or on schedule and by other factors. If any development project or construction is not completed, is delayed or is subject to cost overruns, we could become obligated to make delay or termination payments or become obligated for other damages under contracts, experience diminished returns or write off all or a portion of our capitalized costs in the project. Each of these events could have an adverse effect on our business, financial condition and results of operations. We currently face and will continue to face significant competition, including from products using other energy sources that may be lower priced or have preferred environmental characteristics.
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
We invest significantly in research and development, and to the extent our research and development investments are not directed efficiently or do not result in material enhancements to our products and technologies, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance and ease of use of our products and technologies to address additional applications that will broaden the appeal of our products and technologies and facilitate their broad use. Research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our products and technologies and generate revenue, if any, from those activities. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer.
The loss of one or more members of our senior management team, other key personnel or our failure to attract and retain qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
We depend on the continued services of our senior management team and other key personnel, each of whom would be difficult to replace. The loss of any such personnel, or the inability to effectively transition to their successors, could have a material adverse effect on our business and our ability to implement our business strategy. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Any changes to our senior management team, including hires or departures, could cause disruption to our business and have a negative impact on operating performance, while these operational areas are in transition.
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
Our products take many months to manufacture and prepare for delivery and any revenue in future periods may fluctuate based on underlying customer arrangements. Further, we expect our arrangements may have multiple deliverables and performance obligations and the amount and timing of recognizing revenue for those different performance obligations may vary which could cause our revenue to fluctuate. Our revenues also depend on a number of other factors, some of which are beyond our control, including the impact of supply chain issues (see also “—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Continued delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products.”). As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future.
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
We have entered into contracts and other agreements to sell our products in a number of different geographic markets, including the United States, Europe (European Union (EU) and non-EU), and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.

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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. For example, the COVID-19 pandemic continues to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects.
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
In the event of a resurgence of the COVID-19 pandemic or the outbreak of a new pandemic, there can be no assurance that any of our facilities will remain open (in full or in part), that our employees that are required to work remotely will subsequently return to the office or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a worsening of the COVID-19 pandemic or the outbreak of a new pandemic, particularly if there were an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting periodic “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning and sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Taken together, these material impacts to our business caused us to issue several Force Majeure notices for customers anticipating shipments of our product and may result in additional delays in fulfilling customer orders. Although we believe our business is currently considered an “essential” business in our operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, financial condition and results of operations could be adversely impacted.
While we attempted to continue business development activities during the COVID-19 pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate were postponed. In addition, our supply chain is heavily dependent on key materials domestically and internationally, including from China, which has seen a dramatic surge in cases following the Chinese government’s decision to relax its ‘zero COVID’ policy. We have seen significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and associated costs, both with respect to the sourcing of supplies and the delivery of our products. These disruptions, delays, and increased costs can have a material impact to our business, operations, and financial condition and as a result, at this time, it is impossible to predict the overall impact of COVID-19 or of any other pandemic on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products.
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
We have identified material weaknesses in our internal control over financial reporting, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part II—Item 9A. Controls and Procedures”). When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources (see also “—We may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.”).
In connection with the audits of the financial statements of Legacy ESS for the years ending December 31, 2019 and 2020, we identified material weaknesses for Legacy ESS due to several deficiencies that were identified in the operation effectiveness of controls over (1) the identification and review of technical issues associated research and development, raw materials purchase commitments and equity process which resulted in adjustments to restate the 2019 and correct the 2020 financial statements; and (2) the review and analysis of certain transactions within Legacy ESS’ financial statement close process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Our management has concluded that these material weaknesses in Legacy ESS’ internal control over financial reporting were due to the fact that, at the time, Legacy ESS was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls. Our management has concluded that the material weaknesses in STWO’s internal control over financial reporting involved difficulty identifying and appropriately applying complex accounting standards and requirements relating to equity and warrants issued in connection with STWO’s initial public offering.

We determined that we remediated the material weakness for Legacy ESS related to the identification and review of technical issues associated with research and development, raw materials purchase commitments and equity processes which resulted in adjustments to restate the 2019 financial statements and correct the 2020 financial statements and the material weakness related to STWO as of December 31, 2021. The second material weakness for Legacy ESS related to the operating effectiveness of controls over the review and analysis of certain transactions within ESS’ financial statement close process remains unremediated as of December 31, 2021 and 2022. Therefore, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and 2022.
We are implementing measures designed to strengthen our accounting function and improve our internal control over financial reporting to remediate this material weakness, including the following: (i) implementing new controls, processes and technologies to improve our internal control over financial reporting; (ii) formalizing our processes and internal control documentation and strengthening supervisory reviews by our management; and (iii) hiring additional qualified finance and accounting professionals to accommodate the expansion of our business.
While we are working to remediate the material weakness as quickly and efficiently as possible, we cannot at this time, provide an estimate of the timeframe we expect in connection with implementing our plan to remediate the material weakness. These remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. We cannot provide any assurances that the measures that we have taken and are planning to take will be sufficient to successfully remediate our existing material weakness or prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
Although we review and evaluate our internal control systems on a regular basis, we cannot provide any assurances that the measures that we have taken and are planning to take will be sufficient to prevent future material weaknesses and control deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
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
In preparing STWO’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, we re-evaluated STWO’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “STWO Public Shares”), issued as part of the units sold in STWO’s initial public offering on September 21, 2020. Historically, a portion of the STWO Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that STWO would not redeem the STWO Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in STWO’s memorandum and articles of association (the “Charter”). Pursuant to such reevaluation, our management determined that the STWO Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the STWO Public Shares, we determined we should restate STWO’s earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of STWO.
Therefore, on November 22, 2021, our management and the Audit Committee concluded that STWO’s previously issued (i) audited balance sheet as of September 21, 2020, as previously restated in STWO’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in STWO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in STWO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all STWO Public Shares as temporary equity and should no longer be relied upon.
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
As part of the restatements, we identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, the restatements, the change in accounting for the warrants, the reclassification of STWO Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
As deployment of our energy storage products increases, we will undertake corresponding warranty obligations. For earlier versions of second-generation energy storage products, our warranty obligations may be significant. If we are unable to develop our energy storage products for successful operation in the field and manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail.
We have experienced quality issues in the field and our products may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We will provide an insurance-backed warranty on our energy storage products. We also will provide certain warranties with respect to the energy storage systems we sell, including on their installation, operations and maintenance, and for components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties. As part of our energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy storage requirements specified in the contract. Under these performance guarantees, we bear the risk of electricity production or other performance shortfalls, even if they result from failures in components from third-party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials, and pilot testing, and initial deployments performed by us, our partners and our suppliers, issues may continue to be found in existing or new energy storage products, for example, the flow issue that we identified during the second quarter of 2022 in certain battery modules that were manufactured and shipped to date. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Our customers could also seek and obtain damages from us for their losses.
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims that may arise from defective products.
We may become subject to product liability claims, even those without merit due to product tampering or operation and maintenance in violation of operating manuals, which could harm our business, financial condition and results of operations. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our S200 batteries have not yet been commercially tested at scale or mass produced. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
From time to time, we encounter attempts at gaining unauthorized access to our network and we routinely run intrusion checks. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.
Any failure or perceived failure by us or our service providers to prevent information security breaches or other incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, incident or system disruption could also divert the efforts of our personnel, and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions, and in, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against claims and litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and to notify individuals, regulatory authorities and others of security breaches involving certain types of data.
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
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, security breaches or incidents could lead to unauthorized acquisition or unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or unauthorized access, use, disclosure, modification or destruction of information or defective products. Our IT systems also help us produce financial information. Any disruption, security breach, or incident could impact our ability to produce timely and accurate financial information needed for compliance, audit, and reporting purposes. If any such security breaches or incidents were to continue, our operations and ability to communicate both internally and with third parties may be negatively impacted.
Significant capital and other resources may be required in efforts to protect against security breaches, incidents, and system disruptions, or to alleviate problems caused by actual or suspected security breaches and other incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our supply chain. We also cannot be certain that these systems, networks, and other infrastructure or technology upon which we rely, including those of our third-party suppliers or service providers, will be effectively implemented, maintained or expanded as planned, or will be free from bugs, defects, errors, vulnerabilities, viruses, or malicious code. We may be required to expend significant resources to make corrections or to remediate issues that are identified or to find alternative sources. Any of these circumstances potentially could have a negative impact on our business, prospects, financial condition and operating results.
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
A sustained or repeated interruption in the manufacturing of our products due to labor shortage, fire, flood, war, pandemic, natural disasters, regulatory requirements, and similar unforeseen events beyond our control may interfere with our ability to manufacture our products and fulfil customers’ demands in a timely manner, and make it difficult, or in certain cases, impossible for us to continue our business for a substantial period of time. Failure to manufacture our products and meet customer demands would impair our ability to generate revenues which would adversely affect our financial results. We currently do not have a formal disaster recovery or business continuity plan in place and any disaster recovery and business continuity plans that we may put in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management, we maintain insurance coverage for our business. However, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages or losses we may incur. If our insurance coverage is not sufficient, we may incur substantial expenses, which, could have a material adverse effect on our business.
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
Our international sales are expected to be denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers if the U.S. dollar appreciates relative to other major foreign currencies. This could lead to our receiving lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a renewed strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
As a relatively new public company, we have and will continue to incur increased costs and administrative burdens associated with operating a public company, and our management will continue to devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Compliance with such public company requirements is expected to continue to increase costs and make certain activities more time-consuming. We expect our management and other personnel to continue to devote a substantial amount of time to these compliance initiatives. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
In addition, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
Moreover, our efforts to comply with new and changing laws and regulations related to public disclosure and corporate governance have resulted in increased general and administrative expenses and a diversion of management time and attention. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
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
Our manufacturing process involves hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be environmental or safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our company brand, finances, or ability to operate.
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
We may collect and process certain battery data required for performance monitoring, safety and serviceability. This information is transmitted to our control center and stored. Such data currently is limited to battery operational and safety parameters. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors, and contractors. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and cybersecurity are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and compliance with them can be difficult. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and cybersecurity in order to comply. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or cybersecurity laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.
Further, although we take steps to protect the security of our customers’ personal information and other personal information within our control, we may face actual or perceived security breaches, incidents, or other misuses of this information, and many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. We may be required to expend significant resources to comply with security breach and incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network or systems, or those of our vendors or service providers, could result in claims, litigation, and proceedings against us by governmental entities or others, have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our energy storage products and harm to our reputation and brand, resulting in negative impacts to our business, prospects, and financial results.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions, including with respect to battery storage projects, are not self-executing and require further guidance from the IRS and Treasury Department, which we expect to be issued in the coming months and years. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium ion batteries to compete with us through added volume of cells at lower cost.

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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, beginning in January 2022, the Tax Cuts and Jobs Act eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively, and as a result, we recognized a deferred tax asset for the future tax benefit of the amortization deductions of the capitalized research and development expenditures. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. Such changes may adversely affect our effective tax rates, cash flows and general business condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $130.7 million and $130.6 million, respectively. Federal net operating loss carryforwards generated after December 31, 2017 do not expire. The remaining federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may also be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we will face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, then we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete and subject to termination and indemnification obligations under our contracts. Any of these results would adversely affect our business, financial condition and results of operations.
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
As discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we may need to access the debt and equity capital markets. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, our successful operation and growth could be impeded.
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
•short selling activities;
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
The issuance by us of additional shares of common stock or equity-linked securities may cause existing stockholders to experience dilution and could adversely affect our stock price.
From time to time in the future, we may issue additional shares of our common stock or equity-linked securities to raise additional capital or pursuant to a variety of transactions, including issuances in connection with financings, acquisitions, investments, our equity compensation plans or otherwise. Any such issuances of additional common stock or equity-linked securities may cause stockholders to experience significant dilution of their ownership interests and could adversely affect prevailing market prices of our common stock.
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
As of December 31, 2022, we had outstanding Public Warrants to purchase an aggregate of 7,377,893 shares of our common stock and Private Warrants to purchase an aggregate of 4,083,334 shares of our common stock. The exercise price of each of these warrants is $11.50 per share. As used herein, “Public Warrants” refer to warrants to purchase ordinary shares of STWO issued in STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination; and “Private Warrants” refer to warrants to purchase ordinary shares of STWO issued in a private placement concurrently with STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination.
In addition, on September 16, 2022, we entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby we agreed to issue a warrant for up to 500,000 shares of our common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement.
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
None of the Private Warrants will be redeemable by us as so long as they are held by ACON S2 Sponsor, LLC, (the “Sponsor”) or its permitted transferees, except under certain circumstances.
We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may not occur for some time or not at all, as the only way to realize any future gains on their investment.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our common stock and our Public Warrants are listed on the NYSE under the symbols “GWH” and “GWH.W,” respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
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
We may be subject to short selling strategies that may drive down the market price of our common stock.
Short selling occurs when an investor borrows a security and sells it on the open market, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Because it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects, and similar matters calculated to or which may create negative market momentum. Short sellers can publicly attack a company’s reputation and business on a broader scale via online postings. In the past, the publication of such commentary about us by a self-described short seller has precipitated a decline in the market price of our common stock, and future similar efforts by other short sellers may have similar effects. Companies that are subject to unfavorable allegations promoted by short sellers, even if untrue, may have to expend a significant amount of resources to investigate such allegations and defend themselves.
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
In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”), prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of the Company’s securities, including any auditor, underwriter, expert, control person, or other defendant. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Wilsonville, Oregon. The approximately 200,000 square foot facility contains both our corporate and administrative functions as well as our automated and semi-automated battery manufacturing lines. Currently, this facility has the capacity to manufacture approximately 800 MWh of batteries annually.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the NYSE under the symbol “GWH” and our Public Warrants are listed on the NYSE under the symbol “GWH.W”. As of February 24, 2023, there were 59 holders of record of our common stock and 4 holders of record of our Public Warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
We have not paid any cash dividends on the common stock to date. We have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
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
The Business Combination
On October 8, 2021, ESS consummated the Business Combination. As a result, Legacy ESS merged with Merger Sub, with Legacy ESS surviving as a wholly owned subsidiary of STWO, which changed its name to “ESS Tech, Inc.” The increase in cash resulting from the Business Combination is being used to fund our growth strategy related to the commercial sale of our second-generation energy storage solution and the scaling of our manufacturing operations to meet customer demand. The cash raised from the Business Combination is also being used to fund investments in personnel and research and development as well as provide liquidity for the funding of our ongoing operating expenses.

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
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part I—Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2022, we expect our indirect cost of goods and operating expenses to increase as we ramp up our research and development and manufacturing activities including with respect to our supply chain, parts and launch of our second-generation Energy Warehouses as well as higher general and administrative expenses related to operating as a public company. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers and second-generation Energy Warehouses. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
COVID-19
The COVID-19 pandemic has disrupted supply chains and affected production and sales across a range of industries, and continues to impact the United States and other countries throughout the world. There have already been multiple waves of the COVID-19 pandemic and COVID-19 cases continue to surge in certain areas of the world, including in certain countries that were initially successful at containing the virus. For example, the Chinese government has previously pursued and may reinstate a ‘zero COVID’ or other policy, imposing lock downs that have adversely affected and may continue to adversely affect supply chains. The evolution of the pandemic and the ultimate extent of its economic impact are still unknown. Due to the number of variables involved, the significance and the duration of the pandemic’s financial impact are difficult to determine. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, and the impact on our customers, employees and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. We have issued several force majeure notices to customers as a result of delays caused by COVID-19 and future COVID-19 delays could further impact such agreements.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as implementing regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
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
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue recognition is deferred until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully obtaining customer acceptance. In the near term, as our products are newly developed, this is likely to be a longer process than when our products are more mature and we have an established history of customer acceptance.
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
Gain (loss) on revaluation of warrant liabilities
The gain (loss) on revaluation of warrant liabilities consists of periodic fair value adjustments related to Legacy ESS’ Series B and C warrants outstanding prior to the Business Combination and the Public Warrants and Private Warrants (excluding the Earnout Warrants) subsequent to the Business Combination.
Loss on revaluation of derivative liabilities
The loss on revaluation of derivative liability consists of periodic fair value adjustments associated with our derivative liability for the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right liability and contingently issuable warrants prior to the Business Combination.
Gain (loss) on revaluation of earnout liabilities
The gain (loss) on revaluation of earnout liabilities consists of periodic fair value adjustments related to the Earnout Warrants issued in conjunction with the Business Combination. As used herein, “Earnout Warrants” refer to Private Warrants to purchase 583,334 shares of common stock which vest upon the meeting of certain ‘Earnout Milestone Events’ as defined in, and pursuant to the terms of, the Sponsor Letter Agreement, dated May 6, 2021.
Other (expenses) income, net
Other (expenses) income, net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.

Results of Operations
Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
The following table sets forth ESS’ operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue	$894	$—	$894	N/M
Operating expenses:
Research and development	71,979	30,275	41,704	138%
Sales and marketing	6,938	3,041	3,897	128
General and administrative	27,469	27,286	183	1
Total operating expenses	106,386	60,602	45,784	76
Loss from operations	(105,492)	(60,602)	(45,784)	74
Other income (expenses), net:
Interest income (expense), net	2,187	(1,886)	4,073	N/M
Gain (loss) on revaluation of warrant liabilities	24,475	(37,584)	62,059	N/M
Loss on revaluation of derivative liabilities	—	(223,165)	223,165	N/M
Gain (loss) on revaluation of earnout liabilities	1,313	(154,806)	156,119	N/M
Other (expenses) income, net	(452)	926	(1,378)	N/M
Total other income (expenses), net	27,523	(416,515)	444,038	(106.6)
Net loss and comprehensive loss to common stockholders	$(77,969)	$(477,117)	$398,254	(83.7)%
__________________
N/M = Not meaningful
Revenue
Revenue for the year ended December 31, 2022 was $894 thousand compared to zero for the year ended December 31, 2021. We commenced shipping our second-generation Energy Warehouses in the third quarter of 2021 and we received final customer acceptance for the initial unit shipped during the second quarter of 2022. We delivered and recognized revenue on an additional three units during the second half of 2022. Cost of goods sold for these units is zero as related costs have been accounted for as part of research and development expenses in the respective periods incurred; however, the production costs for these units significantly exceeded their selling price. This accounting treatment will continue until we meet the criteria for commercialization. After we exit the research and development phase upon meeting the criteria for commercialization, we expect to recognize a lower of cost or net realizable value charge as the cost of our inventories is likely to exceed estimated net realizable value.
Operating expenses
Research and development expenses
Research and development expenses increased by $41,704 thousand, or 138%, from $30,275 thousand for the year ended December 31, 2021 to $71,979 thousand for the year ended December 31, 2022. The increase resulted primarily from an increase in material purchase costs, including freight, and increased personnel-related expenses due to significant effort on the development of the second-generation Energy Warehouse as well as efforts to create an efficient manufacturing process for our products.
Sales and marketing expenses
Sales and marketing expenses increased by $3,897 thousand, or 128%, from $3,041 thousand for the year ended December 31, 2021 to $6,938 thousand for the year ended December 31, 2022. The increase is primarily due to costs incurred for marketing related activities to build awareness of our products’ capabilities and increased personnel-related expenses.
General and administrative expenses
General and administrative expenses increased by $183 thousand, or 1%, from $27,286 thousand for the year ended December 31, 2021 to $27,469 thousand for the year ended December 31, 2022. The increase is primarily due to fees paid to outside service providers including external banking fees, legal fees covering a variety of corporate matters, accounting fees and external audit fees as well as increased personnel-related expenses including recruiting expenses as we expanded headcount and increased insurance fees. These increases were almost entirely offset by a reduction in fees and expenses related to the Business Combination incurred in 2021.

Other (expense) income, net
Interest income (expense), net
Interest income (expense), net increased by $4,073 thousand from $1,886 thousand of interest expense for the year ended December 31, 2021 to $2,187 thousand of interest income for the year ended December 31, 2022. The decrease in interest expense resulted primarily from a decrease in borrowings for 2022 compared to 2021. The increase in interest income was driven by interest earned on our short-term investment portfolio.
Gain (loss) on revaluation of warrant liabilities
Gain (loss) on revaluation of warrant liabilities resulted in a loss of $37,584 thousand for the year ended December 31, 2021 compared to a gain of $24,475 thousand for the year ended December 31, 2022. The changes in fair value of warrant liabilities was driven by changes in the market price of our common stock over the same period.
Loss on revaluation of derivative liabilities
The loss on revaluation of the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right was $223,165 thousand for the year ended December 31, 2021, as a result of ESS’ increased equity value over the same period.
Gain (loss) on revaluation of earnout liabilities
Gain (loss) on revaluation of earnout liabilities resulted in a loss of $154,806 thousand for the year ended December 31, 2021 compared to a gain of $1,313 for the year ended December 31, 2022. The changes in fair value of earnout liabilities was driven by changes in the market price of our common stock over the same period.
Other (expenses) income, net
Other income was $926 thousand for the year ended December 31, 2021 compared to other expense of $452 thousand for the year ended December 31, 2022. The other income recognized in the year ended December 31, 2021 is due to the gain on extinguishment recognized upon the forgiveness of the promissory note under the Payroll Protection Program. The other expense recognized in the year ended December 31, 2022 is primarily due to unrealized losses incurred on short-term investments.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $618,579 thousand. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development and other operational activities. As of December 31, 2022, we had unrestricted cash and cash equivalents of $34,767 thousand, which is available to fund future operations, and short-term investments of $105,047 thousand. We believe that our unrestricted cash and cash equivalents and short-term investments as of December 31, 2022 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of this Annual Report on Form 10-K. Beyond 12 months we may need additional cash resources to the extent our current resources are insufficient to satisfy our cash requirements. Therefore, we may seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
In March 2020, we borrowed $4,000 thousand through a note payable with Silicon Valley Bank that is secured by significantly all of our property, except for intellectual property. The $4,000 thousand note payable’s original maturity date was January 1, 2023; however, the maturity date was modified and extended to January 1, 2024. The note bears interest at 0.50% below the bank’s prime rate (7.50% and 2.75% rates at December 31, 2022 and 2021, respectively). As of December 31, 2022, the outstanding principal balance on the note payable was $1,733 thousand. See Note 10, Borrowings to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2022, we had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of December 31, 2022, the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the years ended December 31, 2022 and 2021.
On September 1, 2022, we executed a standby letter of credit with CitiBank, N.A. for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires. As of December 31, 2022, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the year ended December 31, 2022.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented:

	Years Ended December 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(81,620)	$(51,849)
Net cash used in investing activities	(117,884)	(2,767)
Net cash (used in) provided by financing activities	(4,073)	288,454
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
Net cash used in operating activities was $81,620 thousand for the year ended December 31, 2022, which is comprised of net loss of $77,969 thousand and noncash changes in the fair value of warrant liabilities of $24,475 thousand and earnout liabilities of $1,313 thousand, partially offset by stock-based compensation of $11,889 thousand. Net changes in operating assets and liabilities provided $8,457 thousand of cash driven by increases in accounts payable, accrued and other current liabilities, accrued product warranties, and deferred revenue, partially offset by increases in accounts receivable, prepaid expenses and other assets, and a decrease in operating lease liabilities.
Net cash used in operating activities was $51,849 thousand for the year ended December 31, 2021, which is comprised of net loss of $477,117 thousand, offset by noncash changes in derivative liabilities of $223,165 thousand, earnout liabilities of $154,806 thousand, warrant liabilities of $37,584 thousand, and stock-based compensation of $7,922 thousand. Net changes in operating assets and liabilities provided $2,087 thousand of cash driven by an increase in accounts payable and accrued and other current liabilities, partially offset by an increase in prepaid expenses and other assets.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash used in investing activities was $117,884 thousand for the year ended December 31, 2022, which related to purchases of short-term investments and, to a lesser extent, purchases of property and equipment. Purchases of property and equipment primarily relate to our investment in automating production.
Net cash used in investing activities was $2,767 thousand for the year ended December 31, 2021, which relates to purchases of property and equipment.
Cash flows from financing activities:
Through December 31, 2022, we have raised capital from the Business Combination and financed our operations through the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $4,073 thousand for the year ended December 31, 2022, which is comprised of repurchases of shares from employees for income tax withholding purposes of $2,808 thousand and payments on notes payable of $1,900 thousand.
Net cash provided by financing activities was $288,454 thousand for the year ended December 31, 2021 and included $258,730 thousand in net cash contributions from the Business Combination and accompanying PIPE financing, $15,559 thousand in proceeds from the exercise of Legacy ESS Series C-2 redeemable convertible preferred stock issuance rights and Series C-2 warrants upon completion of the Business Combination and $10,995 thousand in proceeds from warrants exercised. Prior to the Business Combination, we additionally received $11,461 thousand in proceeds from the sale of Legacy ESS Series C-2 redeemable convertible preferred stock. These cash inflows were partially offset by payments made towards offering costs of $7,895 thousand.
The further ramping up of our commercialization and the expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Contractual Obligations and Commitments
Our contractual obligations and other commitments as of December 31, 2022 consist of operating lease commitments and notes payable. We also have a standby letter of credit that serves as security for certain operating leases for office and manufacturing space. The letter of credit is fully secured by restricted certificate of deposit accounts. There was no draw against the letter of credit during the year ended December 31, 2022. Additionally, we are committed to non-cancellable purchase commitments of $21,540 thousand as of December 31, 2022.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. The following accounting policies represent those that management believes are particularly important to the consolidated financial statements and that require the use of estimates, assumptions, and judgments to determine matters that are inherently uncertain.
Fair Value of ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right
The Legacy ESS Series C redeemable convertible preferred stock financing agreement provided additional committed funding of up to approximately $80 million, through the purchase of up to 39,971,716 shares of Legacy ESS Series C-2 Preferred Stock based on the completion of certain operational milestones at a predetermined price of $2.00, to certain Series C-1 investors. On May 6, 2021, Legacy ESS entered into an amendment to the Legacy ESS Series C redeemable convertible preferred stock financing agreement with the two holders of the remaining Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right. Under the terms of the amended agreement, in conjunction with a successful Business Combination with STWO, two existing investors purchased 7,994,442 additional shares of Legacy ESS Series C-2 Preferred Stock and received warrants to purchase 21,159,364 shares of Legacy ESS Series C-2 Preferred Stock with an exercise price of $.00007 per share. The Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right was eliminated with the consummation of the Business Combination.
We determined that our obligation to issue, and our investors’ obligation to purchase, shares of Legacy ESS Series C-2 Preferred Stock at a fixed price represents a freestanding derivative financial instrument and was initially recorded at fair value. Subsequent changes in fair value at each reporting date are recorded as a component of other income and expense. The value of the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right is determined based on significant inputs not observed in the market. Through the third quarter of 2020, the fair value of the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined using a Black-Scholes option pricing model. Beginning December 31, 2020 and thereafter, the fair value of the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined using a Black-Scholes option pricing model with consideration for a remain private scenario and a SPAC transaction scenario as described above. We utilized key assumptions, such as the fair value of the Legacy ESS Series C-2 Redeemable Convertible Preferred Stock, the volatility of peer companies’ stock prices, the risk-free interest rate based on the U.S. treasury yield, and the expected term (based on the shorter of remaining term to a significant event or expiration date of the purchase right).
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
Research and Development
We are in the research and development phase. Therefore, all related costs are currently accounted for as part of research and development expense in the consolidated statement of operations and comprehensive loss. The criteria established to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized, net of any lower of cost or net realizable value charges. As of December 31, 2022, the criteria for commercialization has not yet been met.
Revenue Recognition
Revenue is earned from the sales of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery, commissioning of the system, and completion of final site testing.
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
Revenue recognition is deferred until written customer acceptance has been received, after site acceptance testing, or until we have established a history of successfully obtaining customer acceptance. In the near term, as our products are newly developed, this is likely to be a longer process than when our products are more mature and we have an established history of customer acceptance.
Product Warranties
We generally provide a standard warranty for a period of one year and an extended warranty through our optional Ironclad Services Plan (“ISP”). The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The ISP warranty is considered a distinct service and is accounted for as a performance obligation where a portion of the transaction price is allocated to that performance obligation.
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
Recently Issued Accounting Standards

See Note 2, Significant Accounting Policies to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period for as long as we remain an emerging growth company, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESS Tech, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESS Tech, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Portland, Oregon

March 1, 2023

ESS Tech, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,767	$238,940
Restricted cash, current	1,213	1,217
Accounts receivable, net	4,952	451
Accounts receivable, net - related parties	—	66
Short-term investments	105,047	—
Prepaid expenses and other current assets	5,657	4,844
Total current assets	151,636	245,518
Property and equipment, net	17,570	4,501
Operating lease right-of-use assets	3,401	—
Restricted cash, non-current	675	75
Other non-current assets	271	105
Total assets	$173,553	$250,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,036	$1,572
Accrued and other current liabilities	14,125	6,487
Accrued product warranties	1,643	—
Operating lease liabilities, current	1,421	—
Deferred revenue	6,168	3,663
Notes payable, current	1,600	1,900
Total current liabilities	27,993	13,622
Notes payable, non-current	315	1,869
Operating lease liabilities, non-current	2,535	—
Deferred revenue, non-current	2,442	—
Earnout warrant liabilities	163	1,476
Public warrant liabilities	2,066	18,666
Private warrant liabilities	980	8,855
Other non-current liabilities	85	552
Total liabilities	36,579	45,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 153,821,339 and 151,839,058 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	16	16
Additional paid-in capital	755,537	745,753
Accumulated deficit	(618,579)	(540,610)
Total stockholders’ equity	136,974	205,159
Total liabilities and stockholders’ equity	$173,553	$250,199
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
Revenue:
Revenue	$610	$—
Revenue - related parties	284	—
Total revenue	894	—
Operating expenses:
Research and development	71,979	30,275
Sales and marketing	6,938	3,041
General and administrative	27,469	27,286
Total operating expenses	106,386	60,602
Loss from operations	(105,492)	(60,602)
Other income (expenses), net:
Interest income (expense), net	2,187	(1,886)
Gain (loss) on revaluation of warrant liabilities	24,475	(37,584)
Loss on revaluation of derivative liabilities	—	(223,165)
Gain (loss) on revaluation of earnout liabilities	1,313	(154,806)
Other (expenses) income, net	(452)	926
Total other income (expenses), net	27,523	(416,515)
Net loss and comprehensive loss to common stockholders	$(77,969)	$(477,117)

Net loss per share - basic and diluted	$(0.51)	$(5.73)

Weighted average shares used in per share calculation - basic and diluted	152,676,155	83,256,431
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	58,919,345	$6	$153	$35,446	$(63,493)	$(27,888)
Issuance of Legacy ESS Redeemable Convertible Preferred Stock	—	—	5,746,003	1	—	29,515	—	29,516
Issuance of Legacy ESS common stock upon exercise of stock options	—	—	2,482,958	—	—	664	—	664
Issuance of Legacy ESS common stock upon exercise of warrants	—	—	3,398,214	—	(153)	26,338	—	26,185
Issuance of Legacy ESS Series C-2 Redeemable Convertible Preferred Stock upon exercise of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right and Series C-2 warrant	—	—	29,153,806	3	—	238,480	—	238,483
Net Business Combination and PIPE Financing	—	—	35,495,281	4	—	128,913	—	128,917
Issuance of common stock upon achievement of earnout	—	—	15,674,965	2	—	263,338	—	263,340
Issuance of common stock upon exercise of options	—	—	13,112	—	—	7	—	7
Issuance of common stock upon exercise of warrants	—	—	955,374	—	—	15,130	—	15,130
Stock-based compensation expense	—	—	—	—	—	7,922	—	7,922
Net loss	—	—	—	—	—	—	(477,117)	(477,117)
Balance as of December 31, 2021	—	$—	151,839,058	$16	$—	$745,753	$(540,610)	$205,159
Issuance of common stock under employee stock plans	—	—	2,226,463	—	—	657	—	657
Cancellation of shares used to settle payroll tax withholding	—	—	(244,202)	—	—	(2,808)	—	(2,808)
Warrants issued	—	—	—	—	—	46	—	46
Warrants exercised	—	—	20	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	11,889	—	11,889
Net loss	—	—	—	—	—	—	(77,969)	(77,969)
Balance as of December 31, 2022	—	$—	153,821,339	$16	$—	$755,537	$(618,579)	$136,974
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(77,969)	$(477,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,523	572
Non-cash lease expense	1,134	—
Stock-based compensation expense	11,889	7,922
Change in fair value of warrant liabilities	(24,475)	37,584
Change in fair value of derivative liabilities	—	223,165
Change in earnout liabilities	(1,313)	154,806
Other non-cash income and expenses, net	(866)	(868)
Changes in operating assets and liabilities:
Accounts receivable	(1,886)	—
Prepaid expenses and other assets	(311)	(4,673)
Accounts payable	1,464	886
Accrued and other current liabilities	6,789	2,211
Accrued product warranties	1,643	—
Deferred revenue	1,881	3,663
Operating lease liabilities	(1,123)	—
Net cash used in operating activities	(81,620)	(51,849)

Cash flows from investing activities:
Purchases of property and equipment	(14,180)	(2,767)
Purchases and maturities of short-term investments, net	(103,704)	—
Net cash used in investing activities	(117,884)	(2,767)

Cash flows from financing activities:
Borrowings on notes payable	—	20,000
Payments on notes payable	(1,900)	(21,067)
Repurchase of shares from employees for income tax withholding purposes	(2,808)	—
Proceeds from contributions to Employee Stock Purchase Plan	492	—
Net cash contributions from Business Combination and PIPE Financing	—	258,730
Payments made towards offering costs	—	(7,895)
Proceeds from warrants exercised	165	10,995
Proceeds from exercise of Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Rights and C-2 warrants upon Business Combination	—	15,559
Proceeds from sale of Legacy ESS Series C-2 Redeemable Convertible Preferred Stock, net of issuance costs	—	11,461
Other, net	(22)	671
Net cash (used in) provided by financing activities	(4,073)	288,454

Net change in cash, cash equivalents and restricted cash	(203,577)	233,838
Cash, cash equivalents and restricted cash, beginning of period	240,232	6,394
Cash, cash equivalents and restricted cash, end of period	$36,655	$240,232
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Statements of Cash Flows (continued)
For the Years Ended December 31, 2022 and 2021(in thousands)

	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,625	$—
Cash paid for interest	154	1,799
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	1,358	526
Right-of-use operating lease assets obtained in exchange for lease obligations	4,534	—
Right-of-use finance lease assets obtained in exchange for lease obligations	123	—
Warrant vested under contracts with customers	46	—
Extinguishment of derivative liabilities upon sale of Legacy ESS Series C-2 redeemable convertible preferred stock, net of amount allocated to warrants	—	18,055
Extinguishment of warrant liabilities upon exercise of Legacy ESS Series B, Series C-1 and Series C-2 redeemable convertible preferred stock warrants	—	26,178
Assumption of accrued expenses upon Business Combination	—	75
Assumption of private and public warrant liabilities upon Business Combination	—	11,833
Assumption of earnout warrant liabilities upon Business Combination	—	502
Assumption of earnout liability upon Business Combination	—	109,507
Extinguishment of earnout liability upon achievement of earnout and issuance of shares	—	263,338
Extinguishment of derivative liability upon exercise of Legacy ESS Series C-2 Issuance Right and related Series C-2 warrant liability upon Business Combination	—	222,924
Extinguishment of public warrant liability upon exercise of warrants	—	4,143

Cash and cash equivalents	$34,767	$238,940
Restricted cash, current	1,213	1,217
Restricted cash, non-current	675	75
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$36,655	$240,232
See accompanying notes to consolidated financial statements

ESS TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity. The Company designs and produces long-duration batteries predominantly using earth-abundant materials that the Company believes can be cycled over 20,000 times without capacity fade. The Company continues to be in the research and development phase.
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. (“STWO”) for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving STWO and one or more businesses. On October 8, 2021 (the “Closing Date”), the Company consummated the merger provided for under the merger agreement (the “Merger Agreement”) dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“Legacy ESS”).
Pursuant to the terms of the Merger Agreement, STWO deregistered by way of continuation under the Cayman Islands Companies Act (2021 Revision) and registered as a corporation in the State of Delaware under Part XII of the Delaware General Corporation Law, and a business combination between STWO and Legacy ESS was effected through the merger of Merger Sub with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO (together with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the new ticker symbols “GWH” and “GWH.W”, respectively.
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
Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy ESS was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, STWO was treated as the “acquired” company and Legacy ESS was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy ESS issuing stock for the net assets of STWO, accompanied by a recapitalization. The net assets of STWO were stated at historical cost, with no goodwill or other intangible assets recorded. Legacy ESS was determined to be the accounting acquirer based on the following predominant factors:
•Legacy ESS existing stockholders had the greatest voting interest in the Company;
•Legacy ESS directors represented all of the new board of directors of the Company;
•Legacy ESS senior management continued as the senior management of the Company; and,
•Legacy ESS had the larger employee base.
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
Segment Information—The Company has determined that its Chief Executive Officer (“CEO”) is its chief operating decision maker. The CEO reviews financial information for purposes of assessing performance and making decisions on how to allocate resources. The Company has determined that it operates in a single reportable segment.

Substantially all of the Company’s operations and long-lived assets were attributable to operations in the United States as of December 31, 2022 and 2021.
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, among others, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, determination of the fair value of the Company’s investments, Bridge Loan, warrant liabilities, Series C-2 Redeemable Convertible Preferred Stock Issuance Right, earnout liabilities, earnout warrant liabilities, public warrants, private warrants, and determination of variable consideration, standalone selling price, product warranty liabilities, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the financial statements.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and restricted cash. The Company’s cash and cash equivalents include cash in bank accounts, money market funds, and investments with a maturity of three months or less at the date of purchase. The Company’s restricted cash includes a certificate of deposit, collateral associated with a standby letter of credit, and a performance and payment bond. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
Net Loss Per Share—The Company will use the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted loss attributable to common stockholders per common share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and restricted stock units (“RSUs”) during the respective periods. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, and RSUs become anti-dilutive.
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
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for doubtful accounts which is included in accounts receivable, net in the consolidated balance sheets. The Company had no allowance for doubtful accounts recorded at either December 31, 2022 or 2021.
Property and Equipment, Net—Property and equipment are stated at cost, net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are expensed in the consolidated statements of operations and comprehensive loss as incurred. Expenditures which materially increase values, change capacities, or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses the alternative use of an asset, the condition of the asset and the current market demand to determine if an asset is impaired. No impairment loss was recognized during the years ended December 31, 2022 and 2021.
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried on the consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. For trading securities still held at the reporting date, the Company recorded net losses of $45 thousand and zero for the years ended December 31, 2022 and 2021, respectively.
Revenue Recognition—Revenue is earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied, which includes estimates for variable consideration (e.g., liquidated damages). For sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system.
Revenue recognition is deferred until written customer acceptance has been received, after site acceptance testing, or until the Company has established a history of successfully obtaining customer acceptance. In the near term, as the Company’s products are newly developed, this is likely to be a longer process than when the products are mature and the Company has an established history of customer acceptance. No right of return exists on sales of energy storage systems. Performance obligations for services, including the optional Ironclad Services Plan (“ISP”) extended warranty and ongoing operations and maintenance program provided to customers, are satisfied over time as the respective services are performed.
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

Sales and Marketing—Sales and marketing expenses consist primarily of salaries, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships and participation. Advertising costs are expensed as incurred. The Company incurred advertising costs of $173 thousand and $45 thousand for the years ended December 31, 2022 and 2021, respectively.
Research and Development—The Company continues to be in the research and development phase. Research and development costs are expensed as incurred and consist primarily of direct product development material costs, including freight charges, and product development personnel-related expenses, warranty-related costs, depreciation charges, overhead related costs, consulting services, and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation.
The Company receives funding from federal agencies for research and development activities related to its products. Under certain circumstances, up to the entire amount of funding may need to be repaid to the grantor in the form of a success fee in future periods if the Company monetized the results of the activities funded by the grantor. The portion of such funding the Company may be required to pay in certain circumstances is recorded in accrued and other current liabilities in the consolidated balance sheets and was $452 thousand as of December 31, 2022 and 2021.
General and Administrative—General and administrative expenses consist of personnel-related expenses for the Company’s corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, such as facility-related expenses and supplies.
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
Income Taxes—The Company accounts for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations and comprehensive loss in the period that includes the enactment date. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets.
ASC 740, Accounting for Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a full valuation allowance for these tax benefits for the years ended December 31, 2022 and 2021.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021 as the Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. ASU 2016-13 is effective for emerging-growth companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has determined that the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements or related disclosures. In future periods, as revenue and accounts receivable increase, ASU 2016-13 could have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements—On January 1, 2022, the Company adopted ASU 2016-02, Leases (ASC 842), which superseded previous guidance related to accounting for leases within Topic 840, Leases. The Company elected the practical expedient provided under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amended ASU 2016-02 to provide entities an optional transition practical expedient to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. As a result, no adjustments were made to the consolidated balance sheet prior to January 1, 2022 and amounts are reported in accordance with historical accounting under Topic 840, while the consolidated balance sheets as of December 31, 2022 are presented under Topic 842.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward historical lease classification, its assessment of whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to January 1, 2022. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the consolidated balance sheets and recognize the associated lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.
For new required disclosures and further information see Note 9, Leases. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $4,534 thousand and $5,229 thousand, respectively, as of January 1, 2022. The transition did not have a material impact on the Company’s results of operations, cash flows or liquidity measures.
For the year ended December 31, 2022, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The adoption did not result in a material impact to the Company’s consolidated financial statements or related disclosures.
3.BUSINESS COMBINATION
As discussed in Note 1, on October 8, 2021, the Company consummated the Business Combination pursuant to the Merger Agreement, with Legacy ESS surviving the Business Combination as a wholly owned subsidiary of the Company. Upon the Business Combination closing, each share of Legacy ESS common stock, par value $0.0001 per share (“Legacy ESS Common Stock”) and preferred stock, par value $0.0001 per share (“Legacy ESS Preferred Stock”), were converted into the right to receive shares of the Company’s common stock at the Per Share Consideration as calculated pursuant to the Merger Agreement. The aggregate consideration paid to Legacy ESS stockholders in connection with the Business Combination (excluding any potential Earnout Shares (as defined below)), was 99,700,326 shares of the Company’s common stock (including 125,958 shares of common stock issued following the Closing as a result of a transaction expense adjustment as disclosed in the Company’s Form 8-K filed with the SEC on November 15, 2021).
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 2,200,000,000, of which 2,000,000,000 shares are common stock, $0.0001 par value per share, and 200,000,000 shares are preferred stock, $0.0001 par value per share.
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
Pursuant to the Merger Agreement, the Company was permitted to issue to eligible Legacy ESS securityholders, on a pro rata basis, up to 16,500,000 shares of additional common stock (the “Earnout Shares”) less any RSUs issued pursuant to the Incentive RSU Pool, issuable in two equal tranches upon the occurrence of the respective Earnout Milestone Events. The Earnout Milestone Events were achieved on November 9, 2021 and Legacy ESS issued 15,674,965 shares to securityholders. 6,707,318 of the Earnout Shares were delivered subsequent to December 31,

2021 upon satisfaction of a regulatory holding period and were excluded from the calculation of diluted weighted-average common shares outstanding for the period. See Note 4, Loss per Share.
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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2021 (in thousands):

Cash contributions from Business Combination and PIPE Financing, net of redemptions	$258,730
Less: transaction costs paid by ESS	(7,895)
Net cash contributions from Business Combination and PIPE Financing	250,835
Less: non-cash fair value of Public and Private Common Stock Warrants	(11,833)
Less: non-cash fair value of Earnout Shares and Warrants	(110,010)
Less: liabilities assumed from STWO	(75)
Net Business Combination and PIPE Financing	$128,917
The number of shares of common stock issued immediately following the consummation of the Business Combination:

Class A Common Stock, outstanding prior to Business Combination	25,000,000
Class B Common Stock, outstanding prior to Business Combination	6,250,000
Less: redemption of STWO shares	(20,754,719)
Common Stock of STWO	10,495,281
ESS common stock issued upon exercise of C-2 Right and Warrant	29,153,806
Shares issued in PIPE Financing	25,000,000
Business Combination and PIPE Financing shares - common stock	64,649,087
Legacy ESS Convertible Preferred Stock converted to ESS common stock	57,104,322
Legacy ESS Common Stock converted to ESS common stock	13,442,198
Total shares of common stock immediately after Business Combination	135,195,607
4.LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	2022	2021

Net loss attributable to common stockholders	$(77,969)	$(477,177)

Weighted-average shares outstanding – basic and diluted	152,676,155	83,256,431

Net loss per share – basic and diluted	$(0.51)	$(5.73)
Due to the net losses for the years ended December 31, 2022 and 2021, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	2022	2021
Stock options	3,223,109	3,796,530
Restricted stock units	6,346,955	3,392,153
Warrants	11,473,727	11,461,247
Earnout shares pending satisfaction of regulatory holding period	—	6,707,318
Number of securities outstanding	21,043,791	25,357,248
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Insurance	$2,033	$3,482
Vendor advances	3,147	1,103
Other	477	259
Total prepaid expenses and other current assets	$5,657	$4,844
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Machinery and equipment	$13,699	$2,868
Furniture and fixtures	184	90
Leasehold improvements	3,115	746
Software	183	—
Construction in process	3,230	2,517
Total property and equipment	20,411	6,221
Less accumulated depreciation	(2,841)	(1,720)
Total property and equipment, net	$17,570	$4,501
Depreciation expense was $1,506 thousand and $572 thousand for the years ended December 31, 2022 and 2021, respectively.
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Payroll and related benefits	$2,948	$1,876
Materials and related purchases	6,892	2,108
Amounts due to customers	770	—
Deferred rent	—	142
Professional and consulting fees	1,011	1,820
Accrued capital purchases	1,093	—
Other	1,411	541
Total accrued and other current liabilities	$14,125	$6,487

8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Year Ended December 31,
	2022	2021
Accrued product warranties - beginning of period	$—	$—
Accruals for warranties issued	2,612	—
Repairs and replacements	(969)	—
Accrued product warranties - end of period	$1,643	$—
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
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s consolidated balance sheets. ROU assets related to the Company’s finance leases are included in other non-current assets, while the corresponding lease liabilities are included in accrued and other current liabilities and other non-current liabilities on the Company’s consolidated balance sheets.
The Company does not record leases with a term of 12-months or less in the consolidated balance sheets. Short-term lease costs were immaterial for the year ended December 31, 2022.
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases and printers and copiers under finance leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
Operating lease costs for the year ended December 31, 2022 were $1,483 thousand. Finance lease costs for the year ended December 31, 2022 were immaterial. As of December 31, 2022, the weighted-average remaining term for the operating leases was 2.6 years and the weighted-average discount rate was 7.5%. The weighted-average remaining term for the finance lease was 4.3 years and the weighted-average discount rate was 7.5%.
As of December 31, 2022, future maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,670	$30
2024	1,720	30
2025	986	30
2026	—	30
2027	—	6
Thereafter	—	—
Total minimum lease payments	$4,376	$126
Less imputed interest	(420)	(19)
Total	$3,956	$107
2021 Lease Disclosures

Future minimum lease payments from the Company’s 2021 Form 10-K as filed in accordance with Leases (Topic 840) under non-cancelable operating lease agreements for the years ending December 31, are as follows (in thousands):

2022	$1,625
2023	1,670
2024	1,720
2025	983
Total	$5,998
Rent expense related to operating leases recorded in accordance with Leases (Topic 840) was $1,491 thousand for the year ended December 31, 2021.

10.BORROWINGS
Borrowings consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Total notes payable	$1,915	$3,769
Less current portion of notes payable	1,600	1,900
Notes payable, non-current	$315	$1,869
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
The notes payable bear interest at 0.50% below the bank’s prime rate (7.50% on December 31, 2022). The Company makes monthly interest and principal payments on the note payable based on the schedule defined in the agreement.
Annual maturities on notes payable outstanding at December 31, 2022 are as follows (in thousands):

2023	$1,600
2024	333
Total maturities	1,933
Less unamortized debt premium	(18)
Total notes payable	$1,915
Payroll Protection Program Loan
In April 2020, the Company entered into an unsecured promissory note under the Payroll Protection Program (“PPP Loan”) administered by the United States Small Business Administration. The principal amount of the PPP Loan was $936 thousand. The PPP Loan bore interest of 1.0% per annum and had a maturity date of April 20, 2022. In July 2021, the Company applied for and received forgiveness on the $936 thousand PPP Loan plus $12 thousand in accrued interest. The gain on extinguishment of debt of $948 thousand is recorded within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
Bridge Loan
In July 2021, the Company entered into a six-month $20,000 thousand bridge loan (“Bridge Loan”), maturing on the earlier of January 12, 2022 or consummation of the Business Combination, which ultimately closed on October 8, 2021. See Note 3, Business Combination. The Bridge Loan bore interest of 9%, of which 2.25% was payable monthly and 6.75% paid-in-kind (“PIK”) interest was due upon maturity. At maturity, a final payment of $1,250 thousand was due in addition to all outstanding principal and accrued interest. The Bridge Loan was paid off pursuant to the terms of the Business Combination.
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
As of December 31, 2022, and 2021, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of December 31, 2022 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the years ended December 31, 2022 and 2021.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. As of December 31, 2022, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the year ended December 31, 2022.
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancelable and noncancelable purchase commitments. As of December 31, 2022 and 2021, total unfulfilled noncancelable purchase commitments were $21,540 thousand and $10,160 thousand, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $5,663 thousand and $10,446 thousand as of December 31, 2022, and 2021, respectively. These purchase commitments were not recorded in the consolidated financial statements.
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
Immediately prior to the completion of the Business Combination on October 8, 2021, all outstanding shares of Legacy ESS redeemable convertible preferred stock converted into an aggregate 57,104,332 shares of common stock.
Legacy ESS Rights to Purchase Series C-2 Redeemable Convertible Preferred Stock
Legacy ESS Series C redeemable convertible preferred stock financing agreement initially provided additional committed funding of up to $79,999 thousand, through the purchase of up to 39,971,716 shares of Series C-2 redeemable convertible preferred stock based on the completion of certain operational milestones at a predetermined price of $2.00 per share, to certain Series C-1 Investors.
Legacy ESS determined that its obligation to issue, and Legacy ESS investors’ obligation to purchase shares of Series C-2 redeemable convertible preferred stock at a fixed price represents a freestanding derivative financial instrument (the “Series C-2 Redeemable Convertible Preferred Stock Issuance Right”). The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially recorded at fair value and was adjusted to fair value at each reporting date, with the change in fair value recorded as a revaluation of derivative liabilities as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially scheduled to expire in August 2021 and was classified as a non-current derivative liability as of December 31, 2020.
The Series C-2 Redeemable Convertible Preferred Stock Issuance Right was initially valued at a fair value of $11,379 thousand.
Sale of Legacy ESS Series C-2 Redeemable Convertible Preferred Stock
In March 2021, Legacy ESS issued 5,746,003 shares of Series C-2 redeemable convertible preferred stock for $2.00 per share, totaling $11,500 thousand. Legacy ESS incurred $39 thousand in costs associated with the issuance. In connection with the sale of the Series C-2 redeemable convertible preferred stock, Legacy ESS issued warrants to purchase 861,896 shares of Series C-2 redeemable convertible preferred stock and extinguished a portion of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right for 5,746,003 shares. The warrants were exercisable at a price of $0.0001 per share. The extinguishment of a portion of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right reduced Legacy ESS derivative liabilities and increased the amount attributable to the issuance by $23,152 thousand. Total transaction value of $34,613 thousand was allocated to the

Series C-2 redeemable convertible preferred stock and warrants in the amounts of $29,516 thousand and $5,096 thousand, respectively.
Amendment to Legacy ESS Series C-2 Redeemable Convertible Preferred Stock Issuance Right and Related Warrants
On May 7, 2021, Legacy ESS amended its Series C-2 Preferred Stock Purchase Agreement and Amendment to Series C Preferred Stock Purchase Agreement. Under the terms of the amended agreement, the number of shares of Series C-2 convertible redeemable preferred stock required to be issued by Legacy ESS and purchased by investors under the Series C-2 Redeemable Convertible Preferred Stock Issuance Right were adjusted, and Legacy ESS issued Series C-2 warrants. The Series C-2 warrants were exercisable at a price of $0.00007 per share upon a successful Business Combination with STWO. The investors were permitted to purchase shares subject to the Series C-2 Redeemable Convertible Preferred Stock Issuance Right at any time and must purchase the shares upon the Company’s achievement of specific milestones. The number of shares subject to and potential proceeds from the Series C-2 Redeemable Convertible Preferred Stock Purchase Agreement and related Series C-2 warrants were as follows:

	As of May 7, 2021
	Upon completion of the Business Combination
	Quantity	Price
Series C-2 Redeemable Convertible Preferred Stock Issuance Right	7,994,442	$2.00
Series C-2 Warrant exercisable upon completion of the Business Combination	21,159,364	$0.00007
The Series C-2 warrants and the Series C-2 Redeemable Convertible Preferred Stock Issuance Right were exercised in conjunction with the Business Combination which closed on October 8, 2021 and the Company received proceeds of $15,559 thousand, which were net of $439 thousand in issuance costs.
The Company recorded a net increase in the derivative liability of $223,165 thousand for the year ended December 31, 2021 for changes in the estimated fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right and Series C-2 warrant exercisable upon completion of the Business Combination.
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
Legacy ESS Series C-1 and C-2 redeemable convertible preferred stock warrants were issued with prices ranging from $0.00007 per share to $1.25 per share, a life of ten years and were fully vested at issuance.
Legacy ESS common stock warrants, all issued at a price of $0.0007 per share, were recorded at fair value within equity. Legacy ESS common stock warrants were fully vested at issuance and did not expire until a significant transaction has occurred, as defined by the Warrant Purchase Agreement.
In connection with the Business Combination, all Legacy ESS warrants were exercised during the year ended December 31, 2021.

13.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	December 31, 2022	December 31, 2021
Public Warrants outstanding	7,377,893	7,377,913
Private Warrants outstanding:
Other Private Warrants outstanding	3,500,000	3,500,000
Earnout Warrants outstanding	583,334	583,334
Total common stock warrants	11,461,227	11,461,247
As part of STWO’s initial public offering, 8,333,287 warrants to purchase common stock listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W” (the “Public Warrants”) were sold. The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire five years after completion of the business combination, on October 8, 2026, or earlier upon redemption or liquidation.
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
Simultaneously with STWO’s initial public offering, STWO issued in a private placement 4,666,667 warrants to purchase common stock (the “Private Warrants”) to STWO’s sponsor. In connection with the Business Combination, STWO’s sponsor agreed to forfeit 583,333 Private Warrants. Of the remaining 4,083,334 Private Warrants, 3,500,000 were immediately vested and 583,334 warrants (the “Earnout Warrants”) were vested upon meeting certain Earnout Milestone Events on November 9, 2021. Each Private Warrant and Earnout Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment.
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
The table below shows the common stock warrant activities during the year ended December 31, 2022:

	December 31, 2021	Issued	Exercised	December 31, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Total common stock warrants	11,461,247	—	20	11,461,227
The table below shows the common stock warrant activities during the year ended December 31, 2021:

	December 31, 2020	Issued	Exercised	December 31, 2021
Earnout Warrants	—	583,334	—	583,334
Public Warrants	—	8,333,287	955,374	7,377,913
Private Warrants (excluding Earnout Warrants)	—	3,500,000	—	3,500,000
Total common stock warrants	—	12,416,621	955,374	11,461,247
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the consolidated statements of operations. For the year ending December 31, 2022, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $1,313 thousand, $16,600 thousand and $7,875 thousand, respectively. For the year ending December 31, 2021, the Company recorded a net increase to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (Excluding Earnout Warrants) of $974 thousand, $14,476 thousand and $5,355 thousand, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of December 31, 2022, vesting conditions had been met for 12,500 of the shares.
14.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations and comprehensive loss during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Research and development	$2,856	$2,233
Sales and marketing	456	213
General and administrative	8,577	5,476
Total stock-based compensation	$11,889	$7,922
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. The stock awards may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, Restricted Stock Awards, or Restricted Stock Unit Awards. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2023, the number of shares available for issuance under the 2021 Plan was increased by 4,614,640 shares in accordance with the plan and as approved by the Board.
Under the 2021 Plan, the Company is authorized to issue 17,610,000 shares of common stock as of December 31, 2022.
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
As of December 31, 2022, there were 10,626,299 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the years ended December 31, 2022 and 2021 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($’000s)	Number of plan shares outstanding	Weighted average grant date fair value per share
Balances at December 31, 2020	5,732,422	$0.30	8.23	$4,333	—	$—
Options and RSUs granted	1,454,549	1.75			3,392,153	10.69
Options exercised and RSUs released	(2,496,070)	0.27			—	—
Options and RSUs forfeited	(894,371)	0.46			—	—
Balances as of December 31, 2021	3,796,530	$0.83	8.08	$40,274	3,392,153	$10.69
Options and RSUs granted	65,717	8.00			5,602,206	4.68
Options exercised and RSUs released	(529,832)	4.28			(1,526,784)	8.02
Options and RSUs forfeited	(109,306)	2.53			(1,120,620)	10.46
Balances as of December 31, 2022	3,223,109	$1.01	7.39	$4,583	6,346,955	$6.10
Options vested and exercisable - December 31, 2021	1,827,374	$0.31	7.20	$20,337
Options vested and exercisable - December 31, 2022	1,947,123	$0.76	7.06	$3,244
The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The aggregate intrinsic value of the options exercised was $2,107 thousand and $6,244 thousand during the years ended December 31, 2022 and 2021, respectively.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. For options granted during the years ended December 31, 2022 and 2021, respectively, the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $5.23 and $5.63 per option, respectively.
In accordance with ASC 718, the fair value of each option grant has been estimated as of the date of grant using the following weighted average assumptions:

	2022	2021
Risk-free rate	1.64%	1.01%
Expected volatility	73.95%	75.14%
Expected term	6 years	6 years
Expected dividends	—	—

As of December 31, 2022, there was approximately $28,129 thousand of unamortized stock-based compensation cost related to unvested stock options and RSUs, which was expected to be recognized over a weighted average period of 2.81 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total ESPP expense for the year ended December 31, 2022 was $270 thousand.
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
The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Total Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$27,993	$27,993	$—
U.S. Treasury securities	19,944	—	19,944
Total Level 1	47,937	27,993	19,944
Level 2:
Certificate of deposit	75	75	—
U.S. agency securities	55,319	—	55,319
Commercial paper	35,756	5,972	29,784
Total Level 2	91,150	6,047	85,103
Total assets measured at fair value	$139,087	$34,040	$105,047

	December 31, 2021
	Total Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$237,897	$237,897	$—
Level 2:
Certificate of deposit	125	125	—
Total assets measured at fair value	$238,022	$238,022	$—

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$163	$—	$163
Public common stock warrants	2,066	—	—	2,066
Private common stock warrants	—	980	—	980
Total liabilities measured at fair value	$2,066	$1,143	$—	$3,209

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$1,476	$—	$1,476
Public common stock warrants	18,666	—	—	18,666
Private common stock warrants	—	8,855	—	8,855
Total liabilities measured at fair value	$18,666	$10,331	$—	$28,997
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s notes payable and accounts payable approximate their fair values due to their short maturities.
Level 1 Assets: The Company invests in money market funds and U.S. Treasury securities that have maturities of 90 days or less. These assets are valued using observable inputs that reflect quoted prices for securities with identical characteristics.
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
The fair value of the Bridge Loan was based on significant inputs including, estimated time to maturity, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation used assumptions and estimates the Company believed would be made by a market participant in making the same valuation. The Bridge Loan was repaid on October 8, 2021 as part of the Business Combination. See Note 10, Borrowings for further details.
Legacy ESS Warrants
Freestanding warrants to purchase redeemable convertible preferred stock were accounted for as liability awards and recorded at fair value on their initial issuance date and adjusted to fair value at each reporting date, with the change in fair value being recorded in the consolidated statements of operations and other comprehensive loss. The warrants were accounted for as liabilities as the underlying preferred shares were contingently redeemable upon occurrence of a change in control, which was outside the control of the Company.
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
Rights to Purchase Legacy ESS Series C-2 Redeemable Convertible Preferred Stock
Legacy ESS Series C Preferred Stock Purchase Agreement initially provided additional committed funding of up to $79,999 thousand, through the purchase of up to 39,971,716 shares of Series C-2 redeemable convertible preferred stock based on the completion of certain operational milestones at a predetermined price of $2.00 per share, to certain Series C-1 Investors. This commitment was called the Series C-2 Redeemable Convertible Preferred Stock Issuance Right, see Note 12, Legacy ESS Redeemable Convertible Preferred Stock.
The value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.
The Company utilized a probability weighting of successful completion of the Business Combination versus probability of the Company staying private in establishing the quantity of purchase rights to value and the fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right. The fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right was determined using a discounted cash flow model, which took into account the estimated value of Series C-2 stock, estimated time to purchase, probability of purchase and the risk-free interest rate based on the U.S. treasury yield. The Company measured the fair value of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right at each reporting date, with subsequent gains and losses from remeasurement of Level 3 financial liabilities recorded through other expense, net in the consolidated statements of operations and comprehensive loss. The Company included the valuation of the related Series C-2 warrants that were only exercisable upon completion of the Business Combination with the valuation of the Series C-2 Redeemable Convertible Preferred Stock Issuance Right.
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities at fair value on a recurring basis for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Bridge loan:
Beginning balance January 1	$—	$—
Fair value of Bridge loan funded	—	20,000
Accrued interest	—	1,578
Change in fair value	—	—
Repayment of loan principal and interest	—	(21,578)
Ending balance December 31	—	—
Legacy ESS Warrant liabilities:
Beginning balance January 1	—	3,329
Change in fair value	—	17,753
Fair value of warrants issued	—	5,096
Fair value of warrants exercised	—	(26,178)
Ending balance December 31	—	—
Series C-2 Redeemable Convertible Preferred Stock Issuance Right liability:
Beginning balance January 1	—	22,911
Change in fair value	—	223,165
Fair value of derivatives extinguished	—	(23,152)
Fair value of Series C-2 Redeemable Convertible Preferred Stock Issuance Right exercised	—	(222,924)
Ending balance December 31	—	—
Total	$—	$—

16.INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$34,454	$24,655
Tax credit carryforward	909	292
Equity compensation	737	1,143
Capitalized research and development expenses	16,946	—
Other	2,153	1,231
Total deferred tax assets	55,199	27,321
Valuation allowance	(54,261)	(27,321)
Deferred tax assets, net of valuation allowance	938	—
Deferred tax liabilities:
Right-of-use assets	(938)	—
Net deferred tax	$—	$—
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Included in the Act is the requirement to capitalize and amortize research and development expenditures beginning in 2022. Prior to 2022, the Company had been expensing these costs as incurred for tax purposes. The capitalization of the research and development expenditures resulted in a new deferred tax asset of $16,946 thousand, which was offset by a valuation allowance, resulting in no significant impact to income tax expense for the year ending December 31, 2022.
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a valuation allowance for fiscal years 2022 and 2021. The valuation allowance increased by $26,940 thousand during the year ended December 31, 2022.
As of December 31, 2022, the Company has federal and state net operating loss carryforwards of $130,708 thousand and $130,578 thousand, respectively. Federal net operating losses generated prior to 2018 will start to expire in 2032. Federal net operating losses generated after 2017 do not expire. The state net operating losses will begin to expire in 2027. The Company also has federal and state research and development tax credit carryforwards totaling $1,795 thousand and $28 thousand, respectively. The federal research and development credit carryforwards begin to expire in 2039, unless previously utilized. The state research and development credit carryforwards do not expire.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	7.2	0.6
Stock compensation	(0.2)	0.0
Non-deductible officer compensation	(1.4)	(0.1)
Transaction costs related to the Business Combination	—	(0.2)
Warrant liabilities revaluation	6.6	(1.7)
Derivative liabilities revaluation	—	(9.8)
Earnout Shares liabilities revaluation	0.4	(6.8)
Permanent differences	0.1	0.0
R&D tax credits	0.8	0.0
Other	0.1	0.1
Valuation allowance	(34.6)	(3.1)
Effective tax rate	—%	—%
The changes in the Company's uncertain tax positions are summarized as follows (in thousands):

Balance as of December 31, 2020	$47
Additions in 2021	245
Balance as of December 31, 2021	292
Additions in 2022	613
Balance as of December 31, 2022	$905
During the years ended December 31, 2022 and 2021, the Company recognized uncertain tax positions of $613 thousand and $245 thousand, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not expect a material change to its unrecognized tax benefits over the next twelve months that would have an adverse effect on its operating results.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of 2022 and 2021.
The Company files federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all tax years since inception remain open to federal and state tax examination.
17.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Year Ended December 31,
	2022	2021
Product revenue	$803	$—
Service and other revenue	91	—
Total revenue	$894	$—
The majority of the Company’s revenue is derived from the product sales of energy storage systems. See Note 2, Significant Accounting Policies for further information regarding revenue recognition.
Contract Balances

Deferred revenues primarily relate to consideration received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period.
The following table summarizes deferred revenue activity (in thousands):

	Year Ended December 31,
	2022	2021
Deferred revenue - beginning of period	$3,663	2,258
Deferral of revenue	7,704	1,405
Recognition of previously unearned revenue	(830)	—
Deposits returned to customers	(1,157)	—
Reclassification to accrued liabilities due to estimation of variable consideration	(770)	—
Deferred revenue - ending of period	$8,610	$3,663
18.DEFINED CONTRIBUTION PLAN
The Company has a 401(k) plan to provide defined contribution retirement benefits for all employees who have completed six months of service. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to annual limitations. The Company may make profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are always fully vested. For the years ended December 31, 2022 and 2021, the Company contributed $674 thousand and $292 thousand, respectively.
19.RELATED PARTY TRANSACTIONS
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
Additionally, the Company entered into a preferred financing equity transaction with SBE and Breakthrough Energy Ventures, LLC as discussed in Note 12, Legacy ESS Redeemable Convertible Preferred Stock. These related parties were also issued 6,707,318 of the Earnout Shares discussed in Note 3, Business Combination.
As of December 31, 2021, the Company had recorded accounts receivable of $66 thousand and deferred revenue of $171 thousand for sales of energy storage systems to related parties.
During the year ended December 31, 2022, the Company recognized revenue of $284 for sales of energy storage systems and extended warranty services to related parties. As of December 31, 2022, the Company had recorded deferred revenue of $5 thousand for sales of extended warranty services to related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to an existing material weakness related to the operating effectiveness of internal controls over the review and analysis of certain transactions within our financial statement close process.
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
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022 as a result of the material weakness described above.
Attestation Report of the Registered Public Accounting Firm
As we are an “emerging growth company” as defined in Section 2(a) of the Securities Act, management’s report is not subject to attestation by our registered public accounting firm.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference in our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference in our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference in our proxy statement relating to our 2023 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibit Listing

					Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Merger Agreement, dated as of May 6, 2021, by and among STWO, SCharge Merger Sub, Inc. and ESS Tech, Inc.	8-K	001-39525	2.1	May 7, 2021
3.1	Amended and Restated Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2021

4.1	Warrant Agreement, dated September 16, 2020, by and between STWO and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Description of securities					X
4.3	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021, by and among ESS, STWO, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare, Inc.	8-K	001-39525	4.2	October 15, 2021
4.4	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
10.1	Form of Registration Rights Agreement	8-K	001-39525	10.4	May 7, 2021
10.2	Form of Subscription Agreement	8-K	001-39525	10.1	May 7, 2021
10.3	Sponsor Letter Agreement, dated as of May 6, 2021	8-K	001-39525	10.3	May 7, 2021
10.4	Stockholders’ Agreement, dated as of May 6, 2021, by and among ESS, SBE and BEV	8-K	001-39525	10.5	October 15, 2021
10.5#	Framework Agreement, dated as of March 31, 2021, by and between SBE US Holdings One, Inc. and ESS Tech, Inc.	S-4	333-257232	10.13	June 21, 2021
10.6	Office Lease Agreement, dated July 24, 2017, by and between ESS Tech, Inc. and Parkway Woods Business Park, LLC	S-4	333-257232	10.8	June 21, 2021
10.7†	Energy Storage Systems, Inc. 2014 Equity Incentive Plan	S-4	333-257232	10.6	June 21, 2021
10.8†	Amendment to ESS Tech, Inc. 2014 Equity Incentive Plan	S-4	333-257232	10.7	June 21, 2021
10.9†	2021 Equity Incentive Plan and form of award agreements thereunder					X
10.10†	2021 Employee Stock Purchase Plan					X
10.11†	Outside Director Compensation Policy	8-K	001-39525	10.12	October 15, 2021
10.12	Form of Indemnification Agreement	8-K	001-39525	10.2	October 15, 2021
10.13†	Employment Agreement, dated April 1, 2021, by and between ESS Tech, Inc. and Eric Dresselhuys	S-4	333-257232	10.10	June 21, 2021
10.14†	Employment Agreement, dated November 1, 2022, by and between ESS Tech, Inc. and Anthony Rabb					X
10.15†	Employment Agreement, dated May 23, 2021, by and between ESS Tech, Inc. and Craig Evans	S-4	333-257232	10.11	June 21, 2021
16.1	Letter from Perkins & Company, P.C.	S-4/A	333-257232	16.1	July 28, 2021

16.2	Letter from Marcum LLP	POSAM	333-260693	16.2	December 9, 2021
21.1	List of Subsidiaries	S-1	333-260693	21.1	November 2, 2021
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
X
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
†	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
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

March 1, 2023
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Dresselhuys, Craig Evans and Anthony Rabb, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ Eric P. Dresselhuys	Chief Executive Officer and Director
Eric P. Dresselhuys	(Principal Executive Officer)

/s/ Anthony Rabb	Chief Financial Officer
Anthony Rabb	(Principal Financial and Accounting Officer)

/s/ Craig Evans	President and Director
Craig Evans

/s/ Raffi Garabedian	Director
Raffi Garabedian

/s/ Rich Hossfeld	Director
Rich Hossfeld

/s/ Michael Niggli	Chairman of the Board of Directors
Michael Niggli

/s/ Kyle Teamey	Director
Kyle Teamey

/s/ Alexi Wellman	Director
Alexi Wellman

/s/ Daryl Wilson	Director
Daryl Wilson