Form 10-Q
period 2023-03-31
ESS Tech, Inc.
filed 2023-05-10
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 3, 2023, the registrant had 154,366,717 shares of common stock, par value $0.0001, issued and outstanding.

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
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, instability in the banking sector and financial markets, elevated inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
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
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”); and
•other risks and uncertainties discussed in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$87,811	$34,767
Restricted cash, current	1,413	1,213
Accounts receivable, net	689	4,952
Short-term investments	31,196	105,047
Prepaid expenses and other current assets	3,952	5,657
Total current assets	125,061	151,636
Property and equipment, net	18,373	17,570
Operating lease right-of-use assets	3,102	3,401
Restricted cash, non-current	676	675
Other non-current assets	239	271
Total assets	$147,451	$173,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,699	$3,036
Accrued and other current liabilities	8,533	14,125
Accrued product warranties	2,874	1,643
Operating lease liabilities, current	1,464	1,421
Deferred revenue	5,929	6,168
Notes payable, current	1,522	1,600
Total current liabilities	23,021	27,993
Notes payable, non-current	—	315
Operating lease liabilities, non-current	2,151	2,535
Deferred revenue, non-current	2,442	2,442
Common stock warrant liabilities	2,521	3,209
Other non-current liabilities	80	85
Total liabilities	30,215	36,579
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 154,344,930 and 153,821,339 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	16	16
Additional paid-in capital	757,700	755,537
Accumulated deficit	(640,480)	(618,579)
Total stockholders’ equity	117,236	136,974
Total liabilities and stockholders’ equity	$147,451	$173,553

See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Revenue	$371	$—
Revenue - related parties	1	—
Total revenue	372	—
Operating expenses:
Research and development	17,732	12,898
Sales and marketing	1,852	1,501
General and administrative	5,287	7,789
Total operating expenses	24,871	22,188
Loss from operations	(24,499)	(22,188)
Other income (expenses), net:
Interest income (expense), net	1,252	(29)
Gain on revaluation of common stock warrant liabilities	688	16,504
Other income, net	658	4
Total other income (expenses), net	2,598	16,479
Net loss and comprehensive loss to common stockholders	$(21,901)	$(5,709)

Net loss per share - basic and diluted	$(0.14)	$(0.04)

Weighted-average shares used in per share calculation - basic and diluted	154,123,911	151,683,819
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	151,839,058	$16	$745,753	$(540,610)	$205,159
Issuance of common stock under employee stock plans	—	—	1,011,687	—	47	—	47
Cancellation of shares used to settle payroll tax withholding	—	—	(244,202)	—	(2,808)	—	(2,808)
Warrants exercised	—	—	20	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,760	—	2,760
Net loss	—	—	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	—	$—	152,606,563	$16	$745,752	$(546,319)	$199,449

Balance as of December 31, 2022	—	$—	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under employee stock plans	—	—	523,591	—	104	—	104
Stock-based compensation expense	—	—	—	—	2,059	—	2,059
Net loss	—	—	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	—	$—	154,344,930	$16	$757,700	$(640,480)	$117,236
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,901)	$(5,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077	196
Non-cash interest (income) expense	(762)	14
Non-cash lease expense	299	275
Stock-based compensation expense	2,059	2,760
Change in fair value of common stock warrant liabilities	(688)	(16,504)
Other non-cash income and expenses, net	(48)	—
Changes in operating assets and liabilities:
Accounts receivable	4,330	785
Prepaid expenses and other assets	1,731	405
Accounts payable	(529)	(1,852)
Accrued and other current liabilities	(4,657)	421
Accrued product warranties	1,231	—
Deferred revenue	(306)	—
Operating lease liabilities	(346)	(165)
Net cash used in operating activities	(18,510)	(19,374)

Cash flows from investing activities:
Purchases of property and equipment	(2,610)	(4,041)
Maturities and purchases of short-term investments, net	74,668	—
Net cash provided by (used in) investing activities	72,058	(4,041)

Cash flows from financing activities:
Payments on notes payable	(400)	(483)
Proceeds from stock options exercised	104	47
Repurchase of shares from employees for income tax withholding purposes	—	(2,808)
Other, net	(7)	—
Net cash used in financing activities	(303)	(3,244)

Net change in cash, cash equivalents and restricted cash	53,245	(26,659)
Cash, cash equivalents and restricted cash, beginning of period	36,655	240,232
Cash, cash equivalents and restricted cash, end of period	$89,900	$213,573
See accompanying notes to condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$413	$403
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	623	2,235
Right-of-use operating lease assets obtained in exchange for lease obligations	—	4,534
Right-of-use finance lease assets obtained in exchange for lease obligations	—	123

Cash and cash equivalents	$87,811	$212,331
Restricted cash, current	1,413	1,167
Restricted cash, non-current	676	75
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$89,900	$213,573
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
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. (“STWO”) for the purpose of effecting a business combination. On October 8, 2021 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to the merger agreement, dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“Legacy ESS”), wherein Merger Sub merged with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO. On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp.” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the ticker symbols “GWH” and “GWH.W”, respectively
Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 2, 2023.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, among others, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, determination of the fair value of the Company’s investments, earnout warrant liabilities, public warrants and private warrants and the determination of variable consideration, standalone selling prices, product warranty liabilities, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Net Loss Per Share—The Company will use the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted loss attributable to common stockholders per common share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and restricted stock units (“RSUs”) during the respective periods. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, and RSUs become anti-dilutive.
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
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable, net in the condensed consolidated balance sheets. The Company had no allowance for expected credit losses recorded at either March 31, 2023 or December 31, 2022.
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on trading securities are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. For trading securities still held at the reporting date, the Company recorded net gains of $5 thousand and zero for the three month periods ended March 31, 2023 and 2022, respectively.
Revenue Recognition—Revenue is earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, based primarily on shipping terms within individual customer contracts, unless specific customer acceptance criteria must be met, in which case revenue is deferred until customer acceptance has been received.
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
Costs to provide for standard warranty obligations are estimated and recorded as a liability at the time revenue is recognized on the sale of the energy storage system. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date. Initial accruals and adjustments to warranty reserves are recorded to research and development expenses while the Company is in the research and development phase.
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to stock-based awards with performance conditions is recognized over the requisite service period when achievement of the performance conditions is probable. The compensation expense related to stock-based awards with market conditions is recognized on an accelerated attribution basis over the requisite service period, identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options and RSUs.
The fair value of each stock option granted is estimated using the Black-Scholes Merton option-pricing model using the single-option award approach. The following assumptions are used in the Black-Scholes Merton option-pricing model:
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available on the date of grant on U.S. Treasury zero-coupon bonds issued with a term that is equal to the option’s expected term at the grant date.
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
Fair Value—The Company follows ASC 820, Fair Value Measurements (“ASC 820”), which establishes a common definition of fair value to be applied when U.S. GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosures about such fair value measurements.
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
Recently Adopted Accounting Pronouncements—On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. The adoption did not result in a material impact to the Company’s condensed consolidated financial statements or related disclosures. In future periods, as revenue and accounts receivable increase, ASU 2016-13 could have a material impact on its condensed consolidated financial statements.
3.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022

Net loss attributable to common stockholders	$(21,901)	$(5,709)

Weighted-average shares outstanding – basic and diluted	154,123,911	151,683,819

Net loss per share – basic and diluted	$(0.14)	$(0.04)
Due to the net losses for the three months ended March 31, 2023 and 2022, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	2,735,795	3,707,113
RSUs	12,075,979	4,633,968
Warrants	11,473,727	11,461,227
Number of securities excluded	26,285,501	19,802,308

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$1,669	$2,033
Vendor advances	1,716	3,147
Other	567	477
Total prepaid expenses and other current assets	$3,952	$5,657
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$14,417	$13,699
Furniture and fixtures	184	184
Leasehold improvements	3,175	3,115
Software	183	183
Construction in process	4,326	3,230
Total property and equipment	22,285	20,411
Less accumulated depreciation	(3,912)	(2,841)
Total property and equipment, net	$18,373	$17,570
Depreciation and amortization expense related to property and equipment, net was $1,071 thousand and $196 thousand for the three months ended March 31, 2023 and 2022, respectively.
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related benefits	$2,580	$2,948
Materials and related purchases	3,515	6,892
Amounts due to customers	1,014	770
Professional and consulting fees	935	1,011
Accrued capital purchases	190	1,093
Other	299	1,411
Total accrued and other current liabilities	$8,533	$14,125
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued product warranties - beginning of period	$1,643	$—
Accruals for warranties issued	1,504	—
Repairs and replacements	(273)	—
Accrued product warranties - end of period	$2,874	$—

8.BORROWINGS
Borrowings consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Total notes payable	$1,522	$1,915
Less current portion of notes payable	1,522	1,600
Notes payable, non-current	$—	$315
Notes Payable
In 2018, the Company entered into a $1,000 thousand note payable with Silicon Valley Bank (“SVB”) that was secured by all property of the Company, except for its intellectual property. The note payable’s original maturity date was July 1, 2021.
In March 2020, the Company amended the note payable and borrowed an additional $4,000 thousand. The additional $4,000 thousand borrowing changed the present value of cash flows by more than 10% and, as such, was treated as a debt extinguishment. The Company recognized a $62 thousand loss on extinguishment of debt for the year ended December 31, 2022. The Company’s notes payable to SVB were recorded at fair value as part of the extinguishment. The $4,000 thousand note payable’s original maturity date was January 1, 2023.
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
The notes payable bear interest at 0.50% below the bank’s prime rate (7.50% on March 31, 2023). The Company makes monthly interest and principal payments on the notes payable based on the schedule defined in the agreement.
In connection with the closure of SVB on March 10, 2023, the notes payable have been assumed by First Citizens BancShares. The notes payable retained the same existing terms and covenants that were in place with SVB.
At March 31, 2023 and subsequently, the notes payable were in default due to lower than required cash balances held by the Company at SVB; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. Should the bank trigger acceleration of indebtedness, the Company has sufficient cash on hand to meet the obligation. The notes payable are classified within notes payable, current as of March 31, 2023.
9.COMMITMENTS AND CONTINGENCIES
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
As of December 31, 2022, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. In March 2023, the letter of credit was reduced to $75 thousand. As of March 31, 2023 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three months ended March 31, 2023 and 2022.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. As of March 31, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2023.
On March 9, 2023, the Company executed a standby letter of credit with SVB (subsequently assumed by First Citizens BancShares) for $200 thousand in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until March 9, 2024. As of March 31, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2023.

The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of March 31, 2023 and December 31, 2022, total unfulfilled noncancellable purchase commitments were $17,497 thousand and $21,540 thousand, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $5,275 thousand and $5,663 thousand as of March 31, 2023, and December 31, 2022, respectively. These purchase commitments were not recorded in the condensed consolidated financial statements.
10.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	March 31, 2023	December 31, 2022
Public Warrants outstanding	7,377,893	7,377,893
Private Warrants outstanding:
Other Private Warrants outstanding	3,500,000	3,500,000
Earnout Warrants outstanding	583,334	583,334
Total common stock warrants	11,461,227	11,461,227
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
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share or $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.10 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares determined based on the redemption date fair market value of the shares, and if, and only if, the reported last sale price of common stock equals or exceeds $10.00 per share or $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
Simultaneously with STWO’s initial public offering, STWO issued in a private placement of 4,666,667 warrants to purchase common stock (the “Private Warrants”) to STWO’s sponsor. In connection with the Business Combination, STWO’s sponsor agreed to forfeit 583,333 Private Warrants. Of the remaining 4,083,334 Private Warrants, 3,500,000 were immediately vested and 583,334 warrants (the “Earnout Warrants”) were vested upon meeting certain earnout milestone events on November 9, 2021. Each Private Warrant and Earnout Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment.
The Private Warrants and Earnout Warrants, post vesting on November 9, 2021, are identical to the Public Warrants, except that the Private Warrants and Earnout Warrants and the shares of common stock issuable upon exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants and Earnout Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants and Earnout Warrants are held by someone other than their initial purchasers or their permitted transferees, then the Private Warrants and Earnout Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Additionally, if the Company redeems the Public Warrants when the common stock equals or exceeds $10.00 per share for any 20 trading days within a 30-day period ending on the third trading day prior to the date the Company sends the notice of redemption to warrant holders and the closing price of the common share for any 20 trading days within the same period is less than $18.00 per share, the Company must concurrently redeem the Private Warrants and Earnout Warrants.
The table below shows the common stock warrant activities during the three months ended March 31, 2023:

	December 31, 2022	Issued	Exercised	March 31, 2023
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,893	—	—	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Total common stock warrants	11,461,227	—	—	11,461,227
The table below shows the common stock warrant activities during the three months ended March 31, 2022:

	December 31, 2021	Issued	Exercised	March 31, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Total common stock warrants	11,461,247	—	20	11,461,227
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the condensed consolidated statements of operations and comprehensive loss. For the three months ending March 31, 2023, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $35 thousand, $443 thousand and $210 thousand, respectively. For the three months ended March 31, 2022, the Company recorded a net decrease to the liabilities for the for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $840 thousand, $10,624 thousand and $5,040 thousand, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of March 31, 2023 and December 31, 2022, 12,500 shares underlying the warrant were vested.
11.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$993	$587
Sales and marketing	150	54
General and administrative	916	2,119
Total stock-based compensation	$2,059	$2,760
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, Restricted Stock Awards, or RSU Awards. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 22,224,640 shares of common stock as of March 31, 2023.
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
As of March 31, 2023, there were 9,530,520 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the three months ended March 31, 2023 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2022	3,223,109	$1.01	7.39	$4,583	6,346,955	$6.10
Options and RSUs granted	—	—			6,471,697	1.18
Options exercised and RSUs released	(300,501)	2.17			(223,090)	2.05
Options and RSUs forfeited	(186,813)	0.51			(519,583)	4.38
Balances as of March 31, 2023	2,735,795	$1.12	7.08	$2,428	12,075,979	$3.53
Options vested and exercisable - December 31, 2022	1,947,123	$0.76	7.06	$3,244
Options vested and exercisable - March 31, 2023	1,811,938	$0.86	6.77	$1,710
No options were granted during the three months ended March 31, 2023. The weighted average assumptions used to determine the fair value of options granted in the three months ended March 31, 2022 were as follows:

2022
Risk-free rate	1.64%
Expected volatility	73.95%
Expected term	6 years
Expected dividends	—
As of March 31, 2023, there was approximately $31,014 thousand of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3.22 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total ESPP expense for the three months ended March 31, 2023 was $59 thousand.

12.FAIR VALUE MEASUREMENTS
The Company follows ASC 820, which establishes a common definition of fair value to be applied when U.S. GAAP requires the use of fair value, establishes a framework for measuring fair value, and requires certain disclosures about such fair value measurements.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Total Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$69,243	$69,243	$—
U.S. Treasury securities	8,404	—	8,404
Total Level 1	77,647	69,243	8,404
Level 2:
Certificate of deposit	76	76	—
U.S. agency securities	25,358	13,488	11,870
Commercial paper	14,901	3,979	10,922
Total Level 2	40,335	17,543	22,792
Total assets measured at fair value	$117,982	$86,786	$31,196

	December 31, 2022
	Total Assets at Fair Value	Cash Equivalents and Restricted Cash	Short-Term Investments
Level 1:
Money market funds	$27,993	$27,993	$—
U.S. Treasury securities	19,944	—	19,944
Total Level 1	47,937	27,993	19,944
Level 2:
Certificate of deposit	75	75	—
U.S. agency securities	55,319	—	55,319
Commercial paper	35,756	5,972	29,784
Total Level 2	91,150	6,047	85,103
Total assets measured at fair value	$139,087	$34,040	$105,047

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout Warrants	$—	$128	$—	$128
Public Warrants	1,623	—	—	1,623
Private Warrants (excluding Earnout Warrants)	—	770	—	770
Total liabilities measured at fair value	$1,623	$898	$—	$2,521

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout Warrants	$—	$163	$—	$163
Public Warrants	2,066	—	—	2,066
Private Warrants (excluding Earnout Warrants)	—	980	—	980
Total liabilities measured at fair value	$2,066	$1,143	$—	$3,209
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
13.INCOME TAXES
The Company did not record an income tax provision for the three month periods ended March 31, 2023 and 2022, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
14.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended March 31,
	2023	2022
Product revenue	$366	$—
Service and other revenue	6	—
Total revenue	$372	$—
The majority of the Company’s revenue is derived from the product sales of energy storage systems. See Note 2, Significant Accounting Policies, for further information regarding revenue recognition.

Contract Balances
Contract assets relate to unbilled amounts resulting from contract arrangements in which the related revenue recognition performance obligations have been satisfied, however invoicing to the customer has not yet occurred. Deferred revenue (or contract liabilities) relates to consideration received from customers in advance of the Company satisfying the revenue recognition performance obligations under the related contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period. Contract assets are included in prepaid expenses and other current assets and deferred revenue is presented separately on the condensed consolidated balance sheets.
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$76	$11
Deferred revenue	8,371	8,610
Contract assets increased by $65 thousand during the three months ended March 31, 2023 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $239 thousand during the three months ended March 31, 2023, reflecting $370 thousand in customer advance payments, offset by the recognition of $372 thousand of revenue that was included in the deferred revenue balance at the beginning of the period, $58 thousand of deposits returned to customers, and $244 thousand of reclassifications to accrued and other current liabilities due to changes in the estimation of variable consideration.
Deferred revenue of $5,929 thousand is expected to be recognized within the next twelve months and non-current deferred revenue of $2,442 thousand is expected to be recognized in the subsequent twelve months.
15.RELATED PARTY TRANSACTIONS
During the year ended December 31, 2022, the Company recognized revenue of $284 thousand for sales of energy storage systems and extended warranty services to related parties. As of December 31, 2022, the Company had recorded deferred revenue of $5 thousand for sales of extended warranty services to related parties.
During the three months ended March 31, 2023, the Company recognized revenue of $1 thousand for sales of extended warranty services to related parties. As of March 31, 2023, the Company had recorded deferred revenue of $4 thousand for sales of extended warranty services to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2022, we expect our indirect cost of goods and operating expenses to increase as we ramp up our research and development and manufacturing activities including with respect to our supply chain, parts and launch of our second-generation Energy Warehouses. Achievement of margin targets and cash flow generation is dependent on achieving scale in our business including finalizing development and manufacturing of Energy Centers and selling our core battery components for integration by third parties into completed systems
Our near-term and medium-term revenue is expected to be generated from our Energy Centers and second-generation Energy Warehouses. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, and global events, such as the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. Potentially as a result of these macroeconomic forces, we have experienced during the first quarter of 2023 supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during future quarters of 2023.
To the extent challenging macroeconomic conditions persist, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, increased slowness in purchasing decisions by existing and potential new customers, additional delays in timing of payment under our existing customer contracts, further reduction or delays in purchasing decisions by our customers, potential losses of customers as a result of economic distress or bankruptcy, and increased costs for raw materials and shipping resulting from continued inflationary cost pressures.
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as final rules and regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
Components of Results of Operations
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue from service contracts include extended warranty and maintenance services for our energy storage products.
We recognize revenues subject to the terms of our customer contracts and in accordance with ASC 606, Revenue from Contracts with Customers. We invoice our customers based upon contractual terms, and accordingly, we have deferred revenues and contract assets depending upon whether we can invoice in advance of satisfying the performance obligations under the respective customer contract or in arrears, respectively.
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
General and administrative expenses
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, such as facility-related expenses, and supplies. We expect our general and administrative expenses to increase as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and other administrative and professional services.
Other income (expenses), net
Interest income (expense), net
Interest expense consists primarily of interest on our notes payable. Interest income consists primarily of earned income on our cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
Gain on revaluation of common stock warrant liabilities
The gain on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to the Public Warrants and Private Warrants (including the Earnout Warrants).
Other income, net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
The following table sets forth ESS’s operating results for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$372	$—	$372	N/M
Operating expenses:
Research and development	17,732	12,898	4,834	37.5
Sales and marketing	1,852	1,501	351	23.4
General and administrative	5,287	7,789	(2,502)	(32.1)
Total operating expenses	24,871	22,188	2,683	12.1
Loss from operations	(24,499)	(22,188)	(2,311)	10.4
Other income (expenses), net:
Interest income (expense), net	1,252	(29)	1,281	N/M
Gain on revaluation of common stock warrant liabilities	688	16,504	(15,816)	(95.8)
Other income, net	658	4	654	N/M
Total other income (expenses), net	2,598	16,479	(13,881)	(84.2)
Net loss and comprehensive loss to common stockholders	$(21,901)	$(5,709)	$(16,192)	283.6%
__________________
N/M = Not meaningful
Revenue
Revenue for the three months ended March 31, 2023 was $372 thousand compared to zero for the three months ended March 31, 2022 as we began recognizing revenue on initial units of our energy storage products shipped in the second quarter of 2022. Cost of goods sold for units associated with the revenue recognized in the current period is zero as related costs have been accounted for as part of research and development expenses in the respective periods incurred; however, the production costs for these units significantly exceeded their selling price. This accounting treatment will continue until we meet the criteria for commercialization. After we exit the research and development phase upon meeting the criteria for commercialization, we expect to recognize a lower of cost or net realizable value charge as the cost of our inventories is likely to exceed estimated net realizable value.
Research and development
Research and development expenses increased by $4,834 thousand or 37% from $12,898 thousand for the three months ended March 31, 2022 to $17,732 thousand for the three months ended March 31, 2023. The increase resulted from an increase in purchases of materials and supplies, including related freight costs, increased personnel-related expenses due to expanded headcount and an increase in warranty-related costs.
Sales and marketing
Sales and marketing expenses increased by $351 thousand or 23% from $1,501 thousand for the three months ended March 31, 2022 to $1,852 thousand for the three months ended March 31, 2023. The increase is driven by increased personnel-related expenses due to expanded headcount and fees paid to outside marketing and sales consultants.
General and administrative
General and administrative expenses decreased by $2,502 thousand or 32% from $7,789 thousand for the three months ended March 31, 2022 to $5,287 thousand for the three months ended March 31, 2023. The decrease is due to a decrease in stock-based compensation expense as a result of reduced board member and executive compensation, decreased insurance costs, and decreased fees paid to outside service providers including legal, accounting and external audit fees.
Other income (expenses), net
Interest income (expenses), net
Interest income (expenses), net was $1,252 thousand of interest income for the three months ended March 31, 2023 compared to $29 thousand of interest expense for the three months ended March 31, 2022. The change resulted from a decrease in interest expense resulting primarily from a decrease in borrowings for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during the three months ended March 31, 2023.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $688 thousand for the three months ended March 31, 2023 and a gain of $16,504 thousand for the three months ended March 31, 2022. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income, net
Other income, net increased by $654 thousand from $4 thousand for the three months ended March 31, 2022 to $658 thousand for the three months ended March 31, 2023 as a result of an increase in funding received from federal agencies for our research and development activities.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of March 31, 2023, we had an accumulated deficit of $640,480 thousand. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development and other operational activities. As of March 31, 2023, we had unrestricted cash and cash equivalents of $87,811 thousand, which is available to fund future operations, and short-term investments of $31,196 thousand. We believe that our unrestricted cash and cash equivalents and short-term investments as of March 31, 2023 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of our condensed consolidated financial statements. However, we may seek to raise additional equity or debt financing. If such financing is not available or only available on onerous terms or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which would have an adverse impact on our business and financial prospects.
If we are required to raise additional funds by issuing equity securities, dilution to our stockholders would result. If we raise additional funds by issuing any shares of preferred stock, such securities may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of such debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. For example, in March 2023, the closure of SVB and Signature Bank destabilized many financial institutions and created uncertainty across the industry. Future defaults or other similar destabilizing events could impact the credit markets and adversely impact our ability to access our capital and to obtain debt financing on favorable terms.
In March 2020, we borrowed $4,000 thousand through a note payable with SVB that is secured by significantly all of our property, except for intellectual property. The $4,000 thousand note payable’s original maturity date was January 1, 2023;

however, the maturity date was modified and extended to January 1, 2024. The note bears interest at 0.50% below the bank’s prime rate (7.50% rate at March 31, 2023). As of March 31, 2023, the outstanding principal balance on the note payable was $1,333 thousand. See Note 8, Borrowings, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
As of December 31, 2022, we had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. In March 2023, the letter of credit was reduced to $75 thousand. As of March 31, 2023 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three months ended March 31, 2023 and 2022.
On September 1, 2022, we executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. As of March 31, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2023.
On March 9, 2023, we executed a standby letter of credit with SVB (subsequently assumed by First Citizens BancShares) for $200 thousand in support of our customs and duties due on imported materials. The letter of credit is in effect until March 9, 2024. As of March 31, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2023.
In March 2023, the portion of our cash deposits held at SVB were temporarily unavailable as that financial institution was placed into receivership. We hold our cash and cash equivalents with multiple large U.S. financial institutions, including previously with SVB and currently with its purchaser, First Citizens BancShares. As of the date the accompanying condensed consolidated financial statements were issued, we had access to all of our cash, cash equivalents and short-term investments.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(18,510)	$(19,374)
Net cash provided by (used in) investing activities	72,058	(4,041)
Net cash used in financing activities	(303)	(3,244)
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $18,510 thousand for the three months ended March 31, 2023, which is comprised of net loss of $21,901 thousand, noncash interest income of $762 thousand, and noncash changes in the fair value of warrant liabilities of $688 thousand, partially offset by stock-based compensation of $2,059 thousand and depreciation expense of $1,077 thousand. Net changes in operating assets and liabilities provided $1,454 thousand of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, accounts payable, operating lease liabilities, and deferred revenue.
Net cash used in operating activities was $19,374 thousand for the three months ended March 31, 2022, which is comprised of net loss of $5,709 thousand and noncash changes in the fair value of common stock warrant liabilities of $16,504 thousand, partially offset by stock-based compensation of $2,760 thousand. Net changes in operating assets and liabilities used $406 thousand of cash driven by an increase in accounts payable partially offset by cash collections on accounts receivable and a decrease in prepaid expenses and other assets.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.

Net provided by investing activities was $72,058 thousand for the three months ended March 31, 2023, which relates to maturities of short-term investments partially offset by purchases of property and equipment. Purchases of property and equipment primarily relate to our investment in automating production.
Net cash used in investing activities was $4,041 thousand for the three months ended March 31, 2022, which relates to purchases of property and equipment, primarily for our investment in automating production.
Cash flows from financing activities:
Through March 31, 2023, we have raised capital from the Business Combination and financed our operations through the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $303 thousand for the three months ended March 31, 2023, which is comprised of principal payments on notes payable, partially offset by proceeds from stock options exercised.
Net cash used in financing activities was $3,244 thousand for the three months ended March 31, 2022, comprised of repurchases of shares from employees for income tax withholding purposes of $2,808 thousand and principal payments on notes payable of $483 thousand.
The further ramping up of our commercialization and the expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of March 31, 2023 consist of lease commitments and notes payable. We also have a standby letter of credit that serves as security for certain operating leases for office and manufacturing space. The letter of credit is fully secured by restricted certificate of deposit accounts. There was no draw against the letter of credit during the three months ended March 31, 2023. Additionally, we are committed to non-cancellable purchase commitments of $17,497 thousand as of March 31, 2023.
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
Research and Development
We are in the research and development phase. Therefore, all related costs are currently accounted for as part of research and development expense in the condensed consolidated statement of operations and comprehensive loss. The criteria established to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized, net of any lower of cost or net realizable value charges. As of March 31, 2023, the criteria for commercialization has not yet been met.
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
Initial warranty data is still limited given the early stage of the commercialization of our products. Thus, it is likely that as we sell additional energy storage systems, we will acquire additional information on the components requiring repair or replacement as well as the projected costs to repair or replace items under warranty which may result in a material difference between our estimated costs and our actual costs. We review our warranty accrual at least quarterly and adjust our estimates as needed to ensure our accruals are adequate to meet expected future warranty obligations. Adjustments to warranty accruals are recorded to research and development expenses while the Company is in the research and development phase.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “—Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•We may face regulatory challenges to or limitations on our ability to sell our products directly in certain markets. Expanding operations internationally could expose us to additional risks;
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
Our Energy Warehouses are still in the development stage. As of March 31, 2023, we have limited deployment of second-generation S200 iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
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
As of March 31, 2023, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to commission and test units. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to repair or replace such units depending on the conditions for in-field serviceability. As we deploy our Energy Warehouse or Energy Center products with S200 batteries, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations, warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
We expect prices for these materials to continue to increase in the near term and then to fluctuate over time. Available supply for these materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouses and Energy Centers. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our energy storage products rely on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
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
We depend on third-party vendors for the shipping of our energy storage products. Recent conditions have also created disruptions in the logistics sector making it more challenging to find trucks to ship our products. Given current conditions, the shipping of our products to customers internationally in a timely and cost-effective manner may also prove challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement, as applicable. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) in August 2022 and into a framework agreement with Sacramento Municipal Utility District (“SMUD”) in September 2022. Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and early 2023 and expect to continue deliveries in 2023 and 2024 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. In addition, SMUD has placed only one order under our agreement and is under no obligation to place additional orders with us.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the three months ended March 31, 2023 and the year ended December 31, 2022, we had $21.9 million and $78.0 million in net losses, respectively. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We also bear the risk of non-payment or late payments by our customers. In the near term, we will depend on a relatively small number of customers for a significant portion of our revenue. If these customers fail to pay us, cash flow from operations are impacted and our operating results and financial condition could be harmed. If a contract is cancelled due to the customers’s inability to pay, the redeployment of our product(s) could be expensive and it may take time to find a replacement customer to whom our product(s) could be redeployed in a cost-effective manner.
Our contracted sales are subject to the risk of termination by the contracting party.
The majority of our commercial contracts contain provisions which allow the customer to terminate an agreement if certain conditions are not met or for extended force majeure. Our customers are also subject to force majeure events and may issue such notices to us. In addition, certain of our contracts can be terminated by the customer simply for convenience. We have experienced in the past, and may experience in the future, order cancellations, which could have an adverse impact on our revenues, longer term potential and market reputation, which would have an even greater impact on our ability to achieve future sales.
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
We will initially depend on revenue generated initially from our Energy Warehouses and later on, our Energy Centers and core battery components, and in the foreseeable future will continue to be significantly dependent on a limited number of products. Given that for the foreseeable future our business will depend on a limited number of products, to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
Any outbreaks of contagious diseases such as the COVID-19 pandemic and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects have in the past and could in the future include disruptions to or restrictions on our workforce and facilities or those of our customers, suppliers, or other vendors in our supply chain. The extent to which such a pandemic would impact our business and our financial results would depend on a variety of factors, which are highly uncertain and cannot be predicted. Such factors may include the geographic spread of the pandemic, the severity of the disease, the duration of the outbreak, the speed at which vaccines or other effective treatment methods are developed, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. These and other factors could have a material adverse effect on our business, results of operations and financial position.
We have identified material weaknesses in our internal control over financial reporting, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part I—Item 4. Controls and Procedures”). When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources (see also “—We may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.”).
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
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials, and pilot testing, and initial deployments performed by us, our partners and our suppliers, issues may continue to be found in existing or new energy storage products, for example, the flow issue that we identified during the second quarter of 2022 in certain battery modules that had already been manufactured and shipped. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Our customers could also seek and obtain damages from us for their losses.
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
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics and other calamities. We cannot assure you that any backup systems will be adequate to protect our facilities or operations from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
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
Our international sales are denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers if the U.S. dollar appreciates relative to other major foreign currencies. This could lead to our receiving lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a renewed strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
Risks Related to Regulatory, Environmental and Legal Issues
We may face regulatory challenges to or limitations on our ability to sell our products directly in certain markets. Expanding operations internationally could expose us to additional risks.
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
While our engineering team has worked closely with the CSA Group, Intertek, UL and Technischer Überwachungsverein certification agencies to obtain certifications of our flow battery products under all applicable safety standards, there is no guarantee that such certifications shall continue to be obtained. From our prior certifications, we have expanded our flow battery product certification to the European Conformity marking in the European Union and intend to expand to other international standards such as the International Electrotechnical Commission (“IEC”). Failure to comply with IEC standards may have impact on our revenues, as compliance is required by some of our customers.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, or failures of significant financial institutions, as well as any negative perceptions about our long-term business prospects or the renewable energy sector as a whole, even if exaggerated or unfounded, could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. For example, in March 2023, the closure of Silicon Valley Bank and Signature Bank destabilized many financial institutions and created uncertainty across the industry. Future defaults or other similar destabilizing events could impact the credit markets and adversely impact our ability to access our capital and to obtain debt financing on favorable terms. Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.
We expect to raise additional capital in the future, and it may not be available on acceptable terms, if at all.
As discussed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we expect to access the debt and equity capital markets in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, our successful operation and growth could be impeded.
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
•short selling activities;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries or terrorism.

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
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 10, Common Stock Warrants.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Amended and Restated Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

May 9, 2023
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer