Form 10-Q
period 2023-06-30
ESS Tech, Inc.
filed 2023-08-09
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 4, 2023, the registrant had 155,590,152 shares of common stock, par value $0.0001, issued and outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,287	$34,767
Restricted cash, current	1,373	1,213
Accounts receivable, net	1,393	4,952
Short-term investments	69,216	105,047
Prepaid expenses and other current assets	3,148	5,657
Total current assets	105,417	151,636
Property and equipment, net	18,483	17,570
Operating lease right-of-use assets	2,797	3,401
Restricted cash, non-current	944	675
Other non-current assets	115	271
Total assets	$127,756	$173,553
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,838	$3,036
Accrued and other current liabilities	8,970	14,125
Accrued product warranties	5,103	1,643
Operating lease liabilities, current	1,500	1,421
Deferred revenue	3,167	6,168
Notes payable, current	1,127	1,600
Total current liabilities	22,705	27,993
Notes payable, non-current	—	315
Operating lease liabilities, non-current	1,767	2,535
Deferred revenue, non-current	3,348	2,442
Common stock warrant liabilities	2,636	3,209
Other non-current liabilities	—	85
Total liabilities	30,456	36,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 155,570,588 and 153,821,339 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	16	16
Additional paid-in capital	760,693	755,537
Accumulated deficit	(663,409)	(618,579)
Total stockholders’ equity	97,300	136,974
Total liabilities and stockholders’ equity	$127,756	$173,553

See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Revenue	$2,826	$404	$3,197	$404
Revenue - related parties	1	282	2	282
Total revenue	2,827	686	3,199	686
Operating expenses:
Research and development	19,450	16,165	37,181	29,063
Sales and marketing	1,739	1,900	3,592	3,402
General and administrative	5,845	6,797	11,132	14,586
Total operating expenses	27,034	24,862	51,905	47,051
Loss from operations	(24,207)	(24,176)	(48,706)	(46,365)
Other income (expenses), net:
Interest income, net	1,330	247	2,582	218
Gain (loss) on revaluation of common stock warrant liabilities	(115)	8,596	573	25,101
Other income (expense), net	63	(255)	721	(251)
Total other income (expenses), net	1,278	8,588	3,876	25,068
Net loss and comprehensive loss to common stockholders	$(22,929)	$(15,588)	$(44,830)	$(21,297)

Net loss per share - basic and diluted	$(0.15)	$(0.10)	$(0.29)	$(0.14)

Weighted-average shares used in per share calculation - basic and diluted	154,900,330	152,723,980	154,514,265	152,206,773
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	151,839,058	$16	$745,753	$(540,610)	$205,159
Issuance of common stock under stock-based compensation plans	1,011,687	—	47	—	47
Cancellation of shares used to settle payroll tax withholding	(244,202)	—	(2,808)	—	(2,808)
Warrants exercised	20	—	—	—	—
Stock-based compensation expense	—	—	2,760	—	2,760
Net loss	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	152,606,563	$16	$745,752	$(546,319)	$199,449
Issuance of common stock under stock-based compensation plans	209,085	—	48	—	48
Stock-based compensation expense	—	—	2,945	—	2,945
Net loss	—	—	—	(15,588)	(15,588)
Balance as of June 30, 2022	152,815,648	$16	$748,745	$(561,907)	$186,854

Balance as of December 31, 2022	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans	523,591	—	104	—	104
Stock-based compensation expense	—	—	2,059	—	2,059
Net loss	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	154,344,930	$16	$757,700	$(640,480)	$117,236
Issuance of common stock under stock-based compensation plans	1,225,658	—	268	—	268
Stock-based compensation expense	—	—	2,725	—	2,725
Net loss	—	—	—	(22,929)	(22,929)
Balance as of June 30, 2023	155,570,588	$16	$760,693	$(663,409)	$97,300
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,830)	$(21,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,105	463
Non-cash interest (income) expense	(1,487)	7
Non-cash lease expense	604	555
Stock-based compensation expense	4,784	5,705
Change in fair value of common stock warrant liabilities	(573)	(25,101)
Other non-cash income and expenses, net	(33)	238
Changes in operating assets and liabilities:
Accounts receivable, net	4,653	1,841
Prepaid expenses and other assets	2,561	1,336
Accounts payable	(664)	(786)
Accrued and other current liabilities	(4,234)	1,961
Accrued product warranties	3,460	1,158
Deferred revenue	(3,189)	(687)
Operating lease liabilities	(689)	74
Net cash used in operating activities	(37,532)	(34,533)

Cash flows from investing activities:
Purchases of property and equipment	(3,440)	(8,463)
Maturities and purchases of short-term investments, net	37,363	(79,599)
Net cash provided by (used in) investing activities	33,923	(88,062)

Cash flows from financing activities:
Payments on notes payable	(800)	(967)
Proceeds from stock options exercised	122	95
Proceeds from contributions to Employee Stock Purchase Plan	332	—
Repurchase of shares from employees for income tax withholding purposes	(82)	(2,808)
Other, net	(14)	(7)
Net cash used in financing activities	(442)	(3,687)

Net change in cash, cash equivalents and restricted cash	(4,051)	(126,282)
Cash, cash equivalents and restricted cash, beginning of period	36,655	240,232
Cash, cash equivalents and restricted cash, end of period	$32,604	$113,950
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$827	$806
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	931	556
Right-of-use operating lease assets obtained in exchange for lease obligations	—	4,534
Right-of-use finance lease assets obtained in exchange for lease obligations	—	123

Cash and cash equivalents	$30,287	$112,708
Restricted cash, current	1,373	1,167
Restricted cash, non-current	944	75
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$32,604	$113,950
See accompanying notes to the condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity predominantly using earth-abundant materials. The Company has historically been in the research and development phase. On a quarterly basis the Company evaluates a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on this evaluation, the Company anticipates it will transition out of the research and development phase and into commercial inventory accounting in the third quarter of 2023.
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. (“STWO”) for the purpose of effecting a business combination. On October 8, 2021 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to the merger agreement, dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“Legacy ESS”), wherein Merger Sub merged with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO. On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp.” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the ticker symbols “GWH” and “GWH.W,” respectively.
Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 2, 2023.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed materially from those disclosed in the annual audited consolidated financial statements and accompanying notes of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
As discussed in Note 1, Description of Business and Basis of Presentation, the Company anticipates that it will reach commercial viability and will transition out of the research and development phase and into commercial inventory accounting in the third quarter of 2023. Beginning in the period of transition all inventoriable costs will be capitalized, net of any lower of cost or net realizable value charges, and recognized as cost of goods sold rather than research and development expense. Further, unfulfilled noncancellable purchase commitments currently only disclosed in Note 7, Commitments and Contingencies, will be recognized as estimated losses in the condensed consolidated statement of operations and comprehensive loss and warranty expense and fulfillment costs will be recorded as a component of cost of goods sold rather than research and development expense.
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable, net in the condensed consolidated balance sheets. The Company had no allowance for expected credit losses recorded at either June 30, 2023 or December 31, 2022.
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
3.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$15,114	$13,699
Furniture and fixtures	184	184
Leasehold improvements	3,194	3,115
Software	183	183
Construction in process	4,748	3,230
Total property and equipment	23,423	20,411
Less accumulated depreciation	(4,940)	(2,841)
Total property and equipment, net	$18,483	$17,570
Depreciation and amortization expense related to property and equipment, net was $1.0 million and $261 thousand for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $457 thousand for the six months ended June 30, 2023 and 2022, respectively.
4.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and related benefits	$3,220	$2,948
Materials and related purchases	3,147	6,892
Amounts due to customers	1,014	770
Professional and consulting fees	755	1,011
Accrued capital purchases	224	1,093
Other	610	1,411
Total accrued and other current liabilities	$8,970	$14,125
5.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accrued product warranties - beginning of period	$2,874	$—	$1,643	$—
Accruals for warranties issued	3,674	$1,805	5,178	1,805
Repairs and replacements	(789)	$(647)	(1,062)	(647)
Adjustments to existing accruals	(656)	—	(656)	—
Accrued product warranties - end of period	$5,103	$1,158	$5,103	$1,158

6.BORROWINGS
Borrowings consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Total notes payable	$1,127	$1,915
Less current portion of notes payable	1,127	1,600
Notes payable, non-current	$—	$315
Notes Payable
In 2018, the Company entered into a $1.0 million note payable with Silicon Valley Bank (“SVB”) that was secured by all property of the Company, except for its intellectual property. The note payable’s original maturity date was July 1, 2021.
In March 2020, the Company amended the note payable and borrowed an additional $4.0 million. The additional $4.0 million borrowing changed the present value of cash flows by more than 10% and, as such, was treated as a debt extinguishment. The Company recognized a $62 thousand loss on extinguishment of debt for the year ended December 31, 2020. The Company’s notes payable to SVB were recorded at fair value as part of the extinguishment. The $4.0 million note payable’s original maturity date was January 1, 2023.
In April 2020, the Company entered into a deferral agreement (“Deferral Agreement”) to extend the maturity date of the original $1.0 million note payable to September 1, 2022 and extend the maturity date of the additional $4.0 million note payable to January 1, 2024. The Company accounted for the Deferral Agreement as a debt modification based on an analysis of cash flows before and after the debt modification.
The original $1.0 million note payable was fully repaid in September 2022, pursuant to the terms of the Deferral Agreement.
The notes payable bear interest at 0.50% below the bank’s prime rate (7.75% on June 30, 2023). The Company makes monthly interest and principal payments on the notes payable based on the schedule defined in the agreement.
In connection with the closure of SVB on March 10, 2023, the notes payable have been assumed by First Citizens BancShares. The notes payable retained the same existing terms and covenants that were in place with SVB.
At June 30, 2023 and subsequently, the notes payable were in default due to lower than required cash balances held by the Company at SVB; however, no event of default has been declared nor has acceleration of indebtedness been triggered by the bank. As discussed further in Note 15, Subsequent Events, the Company repaid the note payable on July 7, 2023 without acceleration triggered by the bank. Per the January 1, 2024 maturity date, the notes payable are classified within notes payable, current as of June 30, 2023.
7.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
Letters of Credit
As of December 31, 2022, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of June 30, 2023, the letter of credit was reduced to $75 thousand. As of June 30, 2023 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three and six months ended June 30, 2023 and 2022.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. In June 2023, the letter of credit was transferred to Bank of America. As of June 30, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2023.
On March 9, 2023, the Company executed a standby letter of credit with SVB for $200 thousand in support of the Company’s customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of

America. The letter of credit is in effect until May 19, 2024. As of June 30, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2023.
Purchase Commitments
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of June 30, 2023 and December 31, 2022, total unfulfilled noncancellable purchase commitments were $869 thousand and $1.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $9.6 million and $14.9 million as of June 30, 2023, and December 31, 2022, respectively. These purchase commitments were not recorded in the condensed consolidated financial statements as they related to the Company’s research and development activities and not the production of inventory. As discussed in Note 2, Significant Accounting Policies, it is anticipated that the Company will exit the research and development phase and enter the commercial inventory phase in the third quarter of 2023 at which point unfulfilled noncancellable purchase commitments will begin to be recognized as losses as a component of cost of goods sold in the condensed consolidated financial statements.
8.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	June 30, 2023	December 31, 2022
Public Warrants outstanding	7,377,893	7,377,893
Private Warrants outstanding:
Other Private Warrants outstanding	3,500,000	3,500,000
Earnout Warrants outstanding	583,334	583,334
Total common stock warrants	11,461,227	11,461,227
As part of STWO’s initial public offering, 8,333,287 warrants to purchase common stock (the “Public Warrants”) were sold. The Public Warrants are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W.” The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire on October 8, 2026, five years after completion of the Business Combination, or earlier upon redemption or liquidation.
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
The table below shows the common stock warrant activities during the six months ended June 30, 2023:

	December 31, 2022	Issued	Exercised	June 30, 2023
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,893	—	—	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Total common stock warrants	11,461,227	—	—	11,461,227
The table below shows the common stock warrant activities during the six months ended June 30, 2022:

	December 31, 2021	Issued	Exercised	June 30, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Total common stock warrants	11,461,247	—	20	11,461,227
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the condensed consolidated statements of operations and comprehensive loss. For the six months ending June 30, 2023, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $29 thousand, $369 thousand and $175 thousand, respectively. For the six months ended June 30, 2022, the Company recorded a net decrease to the liabilities for the for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $1.3 million, $16.2 million and $7.7 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of June 30, 2023 and December 31, 2022, 12,500 shares underlying the warrant were vested.

9.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,130	$587	$2,123	$1,173
Sales and marketing	165	125	315	179
General and administrative	1,430	2,233	2,346	4,353
Total stock-based compensation	$2,725	$2,945	$4,784	$5,705
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who are providing continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 Shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 22,224,640 shares of common stock as of June 30, 2023.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. The fair market value of RSUs is set at the closing sales price of the Company’s common stock at the date of grant. Employee new hire grants generally cliff vest 1/4th at the end of the first year and then vest 1/16th each quarter over the remaining three years. Grants expire 10 years from the date of grant.
As of June 30, 2023, there were 8,286,345 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the six months ended June 30, 2023 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2022	3,223,109	$1.01	7.39	$4,583	6,346,955	$6.10
Options and RSUs granted	—	—			8,613,100	1.17
Options exercised and RSUs released	(349,545)	0.35			(1,109,735)	4.05
Options and RSUs forfeited	(298,358)	0.46			(1,237,143)	3.34
Balances as of June 30, 2023	2,575,206	$1.16	6.01	$2,437	12,613,177	$3.18
Options vested and exercisable - December 31, 2022	1,947,123	$0.76	7.06	$3,244
Options vested and exercisable - June 30, 2023	1,902,554	$0.91	5.48	$1,915

No options were granted during the six months ended June 30, 2023. The weighted average assumptions used to determine the fair value of options granted in the three and six months ended June 30, 2022 were as follows:

2022
Risk-free rate	1.64%
Expected volatility	73.95%
Expected term	6 years
Expected dividends	—
As of June 30, 2023, there was approximately $28.6 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.95 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and six months ended June 30, 2023 was $90 thousand and $149 thousand, respectively. Total ESPP expense for the three and six months ended June 30, 2022 was immaterial.
10.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,978	$—	$10,978
U.S. Treasury securities	7,981	29,927	37,908
Total Level 1	18,959	29,927	48,886
Level 2:
Certificate of deposit	76	—	76
U.S. agency securities	—	17,715	17,715
Commercial paper	7,972	21,574	29,546
Total Level 2	8,048	39,289	47,337
Total assets measured at fair value	$27,007	$69,216	$96,223

	December 31, 2022
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$27,993	$—	$27,993
U.S. Treasury securities	—	19,944	19,944
Total Level 1	27,993	19,944	47,937
Level 2:
Certificate of deposit	75	—	75
U.S. agency securities	—	55,319	55,319
Commercial paper	5,972	29,784	35,756
Total Level 2	6,047	85,103	91,150
Total assets measured at fair value	$34,040	$105,047	$139,087
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrants	$—	$134	$—	$134
Public warrants	1,697	—	—	1,697
Private warrants (excluding earnout warrants)	—	805	—	805
Total liabilities measured at fair value	$1,697	$939	$—	$2,636

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrants	$—	$163	$—	$163
Public warrants	2,066	—	—	2,066
Private warrants (excluding earnout warrants)	—	980	—	980
Total liabilities measured at fair value	$2,066	$1,143	$—	$3,209
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
For trading securities held at the reporting date, during the three and six months ended June 30, 2023 and 2022 the Company recorded net losses of $11 thousand and $185 thousand, respectively.
11.INCOME TAXES
The Company did not record an income tax provision for the three and six months ended June 30, 2023 and 2022, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
12.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$2,822	$606	$3,188	$606
Service and other revenue	5	80	11	80
Total revenue	$2,827	$686	$3,199	$686
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$119	$11
Deferred revenue	6,515	8,610
Contract assets increased by $108 thousand during the six months ended June 30, 2023 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $2.1 million during the six months ended June 30, 2023, reflecting $1.5 million in customer advance payments, offset by the recognition of $3.2 million of revenue that was included in the deferred revenue balance at the beginning of the period, $108 thousand of deposits returned to customers, and $244 thousand of reclassifications to accrued and other current liabilities due to changes in the estimation of variable consideration.
Deferred revenue of $3.2 million is expected to be recognized within the next 12 months and non-current deferred revenue of $3.3 million is expected to be recognized in the subsequent twelve months.
13.RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2023, the Company recognized revenue of $1 thousand and $2 thousand for sales of extended warranty services to related parties, respectively. During the three and six months ended June 30, 2022, the Company recognized revenue of $282 thousand for sales of energy storage systems to related parties.
As of June 30, 2023, the Company had recorded deferred revenue of $3 thousand for sales of extended warranty services to related parties. As of December 31, 2022, the Company had recorded deferred revenue of $5 thousand for sales of extended warranty services to related parties.

14.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(22,929)	$(15,588)	$(44,830)	$(21,297)
Denominator:
Weighted-average shares outstanding – basic and diluted	154,900,330	152,723,980	154,514,265	152,206,773
Net loss per share – basic and diluted	$(0.15)	$(0.10)	$(0.29)	$(0.14)
Due to the net losses for the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalents have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2023	2022
Stock options	2,575,206	3,512,333
RSUs	12,613,177	5,644,002
Warrants	11,473,727	11,461,227
Total	26,662,110	20,617,562
15.SUBSEQUENT EVENTS
On July 7, 2023, the Company elected to repay all outstanding notes payable with a payment of $1.0 million to First Citizens Bank. The transaction amount repaid the outstanding principal balance, interest and a final payment due of $200 thousand. Following this transaction, the Company’s notes payable balance was zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
We are a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, they are non-toxic and substantially recyclable.
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. Our founders, Craig Evans and Dr. Julia Song, began advancing this technology in 2011 and formed Legacy ESS. Our team has significantly enhanced the technology, improved the round-trip efficiency and developed an innovative and patented solution to the hydroxide build-up problem that plagued previous researchers developing iron flow batteries. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, which works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the electrolytes’ pH levels.
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing two products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that offers energy storage ranging from four to twelve-hour duration. Our second, larger scale energy storage product, the Energy Center, is currently being designed for “front-of-the-meter” (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the per unit cost of materials and direct labor. Achievement of margin targets and cash flow generation is dependent on achieving scale in our business including finalizing development and manufacturing of Energy Centers and selling our core battery components for integration by third parties into completed systems.
Our near-term and medium-term revenue is expected to be generated from our second-generation Energy Warehouses and our Energy Centers. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. Potentially as a result of these macroeconomic forces, during the first half of 2023 we have experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the second half of 2023.
To the extent that challenging macroeconomic conditions persist, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, slower purchasing decisions by existing and potential new customers, additional delays in timing of payments under our existing customer contracts, further reduction or delays in purchasing decisions by our customers, potential losses of customers as a result of economic distress or bankruptcy, and increased costs for raw materials and freight resulting from continued inflationary cost pressures.
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage. We believe this expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as final rules and regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
Components of Results of Operations
Revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue from service contracts includes extended warranty and maintenance services for our energy storage products.
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
Operating expenses
Research and development expenses
Costs related to research and development consist of direct product development material costs, including freight charges, and product development personnel-related expenses, warranty-related costs, depreciation charges, overhead related costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. We expect our research and development costs to decrease as we transition to commercial inventory accounting and begin to recognize cost of goods sold but continue to perform some research and development activities to further our product roadmap.
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
General and administrative expenses
General and administrative expenses consist of personnel-related expenses for our corporate, executive and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses to increase as we scale headcount with the growth of our business and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and other administrative and professional services.

Other income (expenses), net
Interest income, net
Interest expense consists primarily of interest on our notes payable. Interest income consists primarily of earned income on our cash and cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
Gain (loss) on revaluation of common stock warrant liabilities
The gain (loss) on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to the Public Warrants and Private Warrants (including the Earnout Warrants).
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
The following table sets forth ESS’s operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$2,827	$686	$2,141	312%	$3,199	$686	$2,513	366%
Operating expenses:
Research and development	19,450	16,165	3,285	20	37,181	29,063	8,118	28
Sales and marketing	1,739	1,900	(161)	(8)	3,592	3,402	190	6
General and administrative	5,845	6,797	(952)	(14)	11,132	14,586	(3,454)	(24)
Total operating expenses	27,034	24,862	2,172	9	51,905	47,051	4,854	10
Loss from operations	(24,207)	(24,176)	(31)	—	(48,706)	(46,365)	(2,341)	5
Other income (expenses), net:
Interest income, net	1,330	247	1,083	438	2,582	218	2,364	N/M
Gain (loss) on revaluation of common stock warrant liabilities	(115)	8,596	(8,711)	N/M	573	25,101	(24,528)	(98)
Other income (expense), net	63	(255)	318	N/M	721	(251)	972	N/M
Total other income (expenses), net	1,278	8,588	(7,310)	(85)	3,876	25,068	(21,192)	(85)
Net loss and comprehensive loss to common stockholders	$(22,929)	$(15,588)	$(7,341)	47%	$(44,830)	$(21,297)	$(23,533)	110%
__________________
N/M = Not meaningful
Revenue
Revenue for the three and six months ended June 30, 2023 was $2.8 million and $3.2 million, respectively, compared to $686 thousand for the three and six months ended June 30, 2022 as we delivered and recognized revenue for Energy Warehouses delivered in the first half of 2023. Cost of goods sold for units associated with the revenue recognized in the periods presented is zero as related costs have been accounted for as part of research and development expenses in the respective periods incurred; however, the production costs for these units significantly exceeded their selling price. We anticipate that we will exit the research and development phase and enter the commercial inventory phase in the third quarter of 2023 at which point cost of sales and inventory will begin to be recorded. We expect to begin recognizing lower of cost or net realizable charges as the cost of our inventory currently exceeds net realizable value. Losses on purchase commitments and inventory write-downs will have the impact of reducing gross profit margin in the period of the charge. Refer to Note 2, Significant Accounting Policies, for further details on the accounting impact of this transition.
Research and development
Research and development expenses increased by $3.3 million or 20% from $16.2 million for the three months ended June 30, 2022 to $19.5 million for the three months ended June 30, 2023. The increase resulted primarily from increased personnel-related expenses due to expanded headcount, an increase in purchases of materials and supplies, including related freight costs, an increase in warranty-related costs and increased depreciation expense due to manufacturing lines placed in service at the end of 2022.

Research and development expenses increased by $8.1 million or 28% from $29.1 million for the six months ended June 30, 2022 to $37.2 million for the six months ended June 30, 2023. The increase resulted from increased personnel-related expenses due to expanded headcount, an increase in purchases of materials and supplies, including related freight costs, an increase in warranty-related costs, and increased depreciation expense due to manufacturing lines placed in service at the end of 2022.
Sales and marketing
Sales and marketing expenses decreased by $161 thousand or 8% from $1.9 million for the three months ended June 30, 2022 to $1.7 million for the three months ended June 30, 2023. The decrease is driven by a decrease in fees paid to outside marketing and sales consultants partially offset by an increase in personnel-related expenses due to expanded headcount.
Sales and marketing expenses increased by $190 thousand or 6% from $3.4 million for the six months ended June 30, 2022 to $3.6 million for the six months ended June 30, 2023. The increase is driven by increased personnel-related expenses due to expanded headcount.
General and administrative
General and administrative expenses decreased by $952 thousand or 14% from $6.8 million for the three months ended June 30, 2022 to $5.8 million for the three months ended June 30, 2023. The decrease is due to a decrease in stock-based compensation expense as a result of reduced board member and executive compensation and decreased fees paid to outside service providers including legal, accounting and external audit fees.
General and administrative expenses decreased by $3.5 million or 24% from $14.6 million for the six months ended June 30, 2022 to $11.1 million for the three months ended June 30, 2023. The decrease is due to a decrease in stock-based compensation expense as a result of reduced board member and executive compensation, and decreased insurance costs, decreased recruiting costs, partially offset by increased compensation costs.
Other income (expenses), net
Interest income, net
Interest income, net was $1.3 million for the three months ended June 30, 2023 compared to $247 thousand for the three months ended June 30, 2022. The change resulted from a decrease in interest expense resulting primarily from a decrease in borrowings for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during the three months ended June 30, 2023.
Interest income, net was $2.6 million for the six months ended June 30, 2023 compared to $218 thousand for the six months ended June 30, 2022. The change resulted from a decrease in interest expense resulting primarily from a decrease in borrowings for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during the six months ended June 30, 2023.
Gain (loss) on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a loss of $115 thousand for the three months ended June 30, 2023 and a gain of $8.6 million for the three months ended June 30, 2022. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in a gain of $573 thousand for the six months ended June 30, 2023 and a gain of $25.1 million for the six months ended June 30, 2022. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2022 was $255 thousand of expense and $63 thousand of income for the three months ended June 30, 2023. The change is a result of unrealized gains reported on trading securities in 2023 compared to unrealized losses reported on trading securities in 2022.
Other income (expense), net for the six months ended June 30, 2022 was $251 thousand of expense and $721 thousand of income for the six months ended June 30, 2023. The change is a result of an increase in funding received from federal agencies for our research and development activities in 2023.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of June 30, 2023, we had an accumulated deficit of $663.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our cost of goods sold, research and development and other operational activities. As of June 30, 2023, we had unrestricted cash and cash equivalents of $30.3 million, which is available to fund future operations, and short-term investments of $69.2 million. We believe that our unrestricted cash and cash equivalents and short-term investments as of June 30, 2023 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of our condensed consolidated financial statements. However, we may seek to raise additional equity or debt financing. If such financing is not available or only available on onerous terms or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
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
In March 2020, we borrowed $4.0 million through a note payable with SVB that is secured by significantly all of our property, except for intellectual property. The $4.0 million note payable’s original maturity date was January 1, 2023; however, the maturity date was modified and extended to January 1, 2024. The note bears interest at 0.50% below the bank’s prime rate (7.75% rate at June 30, 2023). As of June 30, 2023, the outstanding principal balance on the note payable was $1.1 million. On July 7, 2023, we elected to repay the note payable with a payment of $1.0 million covering the outstanding principal balance, interest and a final payment due of $200 thousand. For additional details refer to Note 6, Borrowings, and Note 15, Subsequent Events, of our condensed consolidated financial statements.
As of December 31, 2022, we had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. In March 2023, the letter of credit was reduced to $75 thousand. As of June 30, 2023 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three and six months ended June 30, 2023 and 2022.
On September 1, 2022, we executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. In June 2023, the letter of credit was transferred to Bank of America. As of June 30, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2023.
On March 9, 2023, we executed a standby letter of credit with SVB for $200 thousand in support of our customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of America. The letter of credit is in effect until March 9, 2024. As of June 30, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2023.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(37,532)	$(34,533)
Net cash provided by (used in) investing activities	33,923	(88,062)
Net cash used in financing activities	(442)	(3,687)

Cash flows from operating activities:
Cash flows used in operating activities to date have been primarily comprised of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $37.5 million for the six months ended June 30, 2023, which is comprised of net loss of $44.8 million, noncash interest income of $1.5 million, and noncash changes in the fair value of warrant liabilities of $573 thousand, partially offset by stock-based compensation of $4.8 million and depreciation expense of $2.1 million. Net changes in operating assets and liabilities provided $1.9 million of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, deferred revenue, accounts payable and operating lease liabilities.
Net cash used in operating activities was $34.5 million for the six months ended June 30, 2022, which is comprised of net loss of $21.3 million and noncash changes in the fair value of common stock warrant liabilities of $25.1 million, partially offset by stock-based compensation of $5.7 million. Net changes in operating assets and liabilities provided $4.9 million of cash driven by cash collections on accounts receivable, an increase in accrued and other current liabilities, an increase in accrued product warranties, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accounts payable and an increase in deferred revenue.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $33.9 million for the six months ended June 30, 2023, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
Net cash used in investing activities was $88.1 million for the six months ended June 30, 2022, which relates to purchases of short-term investments and purchases of property and equipment, primarily for our investment in automating production.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination and the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $442 thousand for the six months ended June 30, 2023 and consisted of principal payments on notes payable of $800 thousand, partially offset by proceeds from our ESPP of $332 thousand and stock options exercised of $122 thousand.
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2022 and consisted of repurchases of shares from employees for income tax withholding purposes of $2.8 million and principal payments on notes payable of $967 thousand.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of June 30, 2023 consist of lease commitments and notes payable. We also have three standby letters of credit that serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the three and six months ended June 30, 2023. Additionally, we are committed to non-cancellable purchase commitments of $869 thousand as of June 30, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Critical Accounting Policies and Estimates
As of June 30, 2023, our critical accounting policies have not materially changed from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As discussed in Note 1, Description of Business and Basis of Presentation, we anticipate that we will reach commercial viability and transition out of the research and development phase and into commercial inventory accounting in the third quarter of 2023. Refer to Note 2, Significant Accounting Policies, for further details on the anticipated accounting impacts of this transition. In the period of the transition to commercial viability we will disclose all material changes to our accounting policies since the end of our preceding fiscal year in the notes to the condensed consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products;
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
•We rely on complex machinery for our operations and the production of our iron flow batteries involves a significant degree of risk and uncertainty in terms of operational performance and costs;
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
•Our plans are dependent on the development of market acceptance of our products;
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges in completing the development of our containerized energy storage products and in producing our energy storage products in commercial volumes. Some of the development challenges that could prevent the introduction of our iron flow batteries include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
Our Energy Warehouses are still in the development stage. As of June 30, 2023, we have limited deployment of second-generation S200 iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved prior to commercial production and use. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
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
As of June 30, 2023, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to commission and test units. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to repair or replace such units depending on the conditions for in-field serviceability. As we deploy our Energy Warehouse or Energy Center products with S200 batteries, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply chain and shipments could further harm our ability to manufacture and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), shipping containers, chemicals and electronic components. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injected molded parts and power electronics which undergo a qualification process that takes four to twelve months.
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
In order to achieve our business plan and reach profitability, we must continue to increase the number of units sold and reduce the manufacturing and development costs for our iron flow batteries, Energy Centers and Energy Warehouses, as at current volumes, production costs for our units significantly exceed their selling price. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, has been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
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
In addition, customers may also have specific site requirements and interface technology, which has caused, and in the future may continue to cause, delays with respect to delivery and installation and potentially our ability to recognize revenue.

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
Our manufacturing facilities utilize large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has never been used to build iron flow batteries, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.
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
•Manufacturing equipment may take longer and cost more to engineer and build than expected and may not operate as required to meet our production plans.
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
SBE, and any other business partners in the future, may have economic, business or legal interests or goals that are inconsistent with our goals. Any disagreements with SBE or other future business partners may impede our ability to maximize the benefits of these partnerships and slow the commercialization of our iron-flow batteries. Future commercial or strategic counterparties may require us, among other things, to pay certain costs or to make certain capital investments or to seek their consent to take certain actions. In addition, if SBE is unable or unwilling to meet its sourcing, development, or other obligations under our partnership arrangements, we may be required to fulfill those obligations alone. These factors could result in a material adverse effect on our business and financial results.
The execution of our strategy to expand into new markets through strategic partnerships, joint ventures and licensing arrangements is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects.
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement, as applicable. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) in August 2022 and into a framework agreement with SMUD in September 2022. Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and early 2023 and expect to continue deliveries in 2023 and 2024 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but SMUD is under no obligation to place additional orders with us.
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
We operate in rapidly changing and competitive markets and our expectations for future performance are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to predict because they generally depend on our assessment of the timing of adoption of our technology and energy storage products, which is uncertain. Expectations for future performance are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control, and subsequent developments may affect such expectations. As discussed elsewhere in this Quarterly Report on

Form 10-Q, any future sales and related future cash flows may not be realized in full or at all. Furthermore, our planned expansion into new revenue streams such as franchising opportunities for our energy storage products may never be realized or achieve commercial success, whether because of lack of market adoption of our energy storage products, competition or otherwise. Important factors that may affect the actual results and cause our operating and financial results and market growth expectations to not be achieved include risks and uncertainties relating to our business, industry performance, the regulatory environment, general business and economic conditions and other factors described under the section entitled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the six months ended June 30, 2023 we had $44.8 million in net losses and $663.4 million in accumulated deficit as of June 30, 2023. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
Our business model is focused on building relationships with large customers. To date, we have engaged in limited marketing activities and we have only a limited number of contracts with customers. Our energy storage products are still subject to ongoing development and until the time that the design and development of our energy storage products is complete and is commercially available for purchase, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for our energy storage products. Demand for our energy storage products by independent energy developers may depend upon a bankability determination by institutional sources of project finance capital and that determination may be difficult to obtain. The potentially long wait from the time an order is made until the time our energy storage products are delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. There is no assurance that nonbinding pre-orders or framework agreements will be converted into binding orders or sales. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our products and whether to make a broader transition to our energy storage products. This may be a long process and will depend on the safety, reliability, efficiency and quality of our energy storage products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our energy storage products and the pace and levels of growth that we will be able to achieve.
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
Our business is substantially dependent on our relationship with Munich Re. Our warranty insurance provided by Munich Re is important to many potential customers, and such warranty insurance is a bespoke product not widely offered by multiple insurers. There is no assurance that we will be able to maintain our relationship with Munich Re. If Munich Re terminates or significantly alters its relationship with us in a manner that is adverse to the company, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Munich Re, or if our arrangement with Munich Re is modified so that the economic terms become less favorable to us, we may be unable to find a similar replacement warranty insurance and our business would be materially adversely affected.
Failure to deliver the benefits offered by our technology, or the emergence of improvements to competing technologies, could reduce demand for our energy storage products and harm our business.
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having an approximate 25-year product design life, and having a wide thermal operating range that eliminates the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries.
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
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, have failed at cycling reliably in the past. All of our first-generation units (except for two where the prototype trials continue) have been returned to us and so the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our second-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
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
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
We operate in highly competitive energy industries and there is increasing competition. Many of our competitors and potential competitors have substantially greater financial, marketing, personnel and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.
The energy storage markets in which we intend to compete continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and, in some cases, have substantially greater financial, marketing, personnel and other resources, to increase their market share. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. If our competitors continue to penetrate the energy storage market, our prospects for gaining market share will be diminished.
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
We also bear the risk of non-payment or late payments by our customers. In the near term, we will depend on a relatively small number of customers for a significant portion of our revenue. If these customers fail to pay us, cash flow from operations are impacted and our operating results and financial condition could be harmed. If a contract is cancelled due to the customer’s inability to pay, the redeployment of our product(s) could be expensive and it may take time to find a replacement customer to whom our product(s) could be redeployed in a cost-effective manner.
Our contracted sales are subject to the risk of termination by the contracting party.
The majority of our commercial contracts contain provisions which allow the customer to terminate an agreement if certain conditions are not met, including the failure to meet performance specifications or for other defaults, or for extended force majeure. Our customers are also subject to force majeure events and may issue such notices to us. In addition, certain of our contracts can be terminated by the customer simply for convenience. Our older contracts in particular may contain terms or performance obligations with which we are not able to comply, in addition to reflecting site and solution needs that are not optimal for our technology. We have experienced in the past, and may experience in the future, order cancellations or contract terminations, which could have an adverse impact on our revenues, longer term potential and market reputation, which would have an even greater impact on our ability to achieve future sales.
We may not be able to accurately estimate the future supply and demand for our products and services, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
We are a company with a limited operating history. As we continue the transition from research and development activities to commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced significant growth in customer contracts in recent periods and intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our information technology (“IT”) infrastructure in tandem with that headcount growth. Management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.
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

The loss of one or more members of our senior management team and other key personnel or our failure to attract and retain qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
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
Our success operating in these new geographic or product markets, or in operating any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the electric utility industry and other applicable regulatory bodies, renewable energy project developers and owners, and C&I end users, our timely qualification and certification of new products, our ability to manage increased manufacturing capacity and production, and our ability to identify and integrate any acquired businesses.
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
In addition, in preparing STWO’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, management concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by STWO was not effectively designed or maintained. This material weakness resulted in the restatement of STWO’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
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
We determined that we remediated the material weakness for Legacy ESS related to the identification and review of technical issues associated with research and development, raw materials purchase commitments and equity processes which resulted in adjustments to restate the 2019 financial statements and correct the 2020 financial statements and the material weakness related to STWO as of December 31, 2021. The second material weakness for Legacy ESS related to the operating effectiveness of controls over the review and analysis of certain transactions within ESS’ financial statement close process remained unremediated as of December 31, 2021 and 2022. Therefore, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and 2022.
We are implementing measures designed to strengthen our accounting function and improve our internal control over financial reporting to remediate this material weakness, including the following: (i) implementing new controls, processes and technologies to improve our internal control over financial reporting; (ii) formalizing our processes and internal control documentation and strengthening supervisory reviews by management; and (iii) hiring additional qualified finance and accounting professionals to accommodate the expansion of our business.
While we are working to remediate the material weakness as quickly and efficiently as possible, we cannot at this time provide an estimate of the timeframe we expect in connection with implementing our plan to remediate the material weakness. These remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. We cannot provide any assurances that the measures that we have taken and are planning to take will be sufficient to successfully remediate our existing material weakness or prevent future material weaknesses from occurring. We also cannot provide assurance that we have identified all existing material weaknesses.
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
On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”). Following the issuance of the SEC Staff Statement, after consultation with Marcum LLP (“Marcum”), STWO’s independent registered public accounting firm, management and the audit committee of our board of directors (the “Audit Committee”) concluded that it was appropriate to restate the previously issued audited financial statements of STWO as of December 31, 2020 and for the period from STWO’s inception through December 31, 2020.
In preparing STWO’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, we re-evaluated STWO’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “STWO Public Shares”), issued as part of the units sold in STWO’s initial public offering on September 21, 2020. Historically, a portion of the STWO Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that STWO would not redeem the STWO Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in STWO’s memorandum and articles of association (the “Charter”). Pursuant to such reevaluation, management determined that the STWO Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the STWO Public Shares, we determined we should restate STWO’s earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of STWO.
Therefore, on November 22, 2021, management and the Audit Committee concluded that STWO’s previously issued (i) audited balance sheet as of September 21, 2020, as previously restated in STWO’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in STWO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (v) unaudited interim financial statements included in STWO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all STWO Public Shares as temporary equity and should no longer be relied upon.
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
As part of the restatements, we identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, the restatements, the change in accounting for the warrants, the reclassification of STWO Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the filing date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
As deployment of our energy storage products increases, we will undertake corresponding warranty obligations and our warranty obligations may be significant. If we are unable to develop our energy storage products for successful operation in the field and manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail.
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
We may offer product warranties for our energy storage products, which products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our energy storage products, affect our operating results or result in claims against us.
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
We currently provide an insurance-backed warranty on our energy storage products. We also currently provide certain warranties with respect to the energy storage systems we sell, including on their installation, operations and maintenance, and for components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties. As part of our energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy storage requirements specified in the contract. Under these performance guarantees, we bear the risk of electricity production or other performance shortfalls, even if they result from failures in components from third-party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials, and pilot testing, and initial deployments performed by us, our partners and our suppliers, issues may continue to be found in existing or new energy storage products. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Our customers could also seek and obtain damages from us for their losses.
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
From time to time, we encounter attempts at gaining unauthorized access to our network and we routinely run security checks. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.
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
Our international sales typically are denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers if the U.S. dollar appreciates relative to other major foreign currencies. This could lead to our receiving lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a renewed strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
The estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that could lead us to reevaluate our methods, estimates and judgments.
Management regularly evaluates its estimates such as for service agreements, loss accruals, warranty, performance guarantees, liquidated damages and inventory valuation allowances. Changes in those estimates and judgments could significantly affect our financial condition and results of operations. We will also adopt changes required by the Financial Accounting Standards Board and the SEC.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Compliance with such public company requirements is expected to require costs and make certain activities more time-consuming. We expect management and other personnel to continue to devote a substantial amount of time to these compliance initiatives. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
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
We may enter into transactions with related parties. Related-party transactions create the possibility of conflicts of interest with regard to management, including that:
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
Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our audit committee and our board of directors regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing process involves hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be environmental or safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances, or ability to operate.
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
We have been and may continue to be party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations even if the grounds are meritless. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, financial condition or results of operations, and we could incur substantial monetary liability and/or be required to change our business practices.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of ITCs and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions, including with respect to battery storage projects, are not self-executing and require further guidance from the IRS and Treasury Department, some of which has been issued and which we expect to continue to be issued in the coming months, but may require further clarification. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium ion batteries to compete with us through added volume of cells at lower cost.
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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $130.7 million and $130.6 million, respectively. Federal net operating loss carryforwards generated after December 31, 2017 do not expire. The remaining federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to the company.
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
Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, or failures of significant financial institutions, as well as any negative perceptions about our long-term business prospects or the renewable energy sector as a whole, even if exaggerated or unfounded, could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. For example, in March 2023, the closure of Silicon Valley Bank and Signature Bank destabilized many financial institutions and created uncertainty across the industry. Future defaults or other similar destabilizing events could impact the credit markets and adversely impact our ability to access our capital and to obtain debt financing on favorable terms. Our business could be harmed if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.
We expect to raise additional capital in the future, and it may not be available on acceptable terms, if at all.
As discussed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we expect to access the debt and equity capital markets in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, the price of our common stock, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, our successful operation and growth could be impeded.
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
In addition, we have been and in the future may again be the subject of a report issued by activist short sellers. Any such report, even if it contains false and misleading statements about the company, may cause our stock price to experience volatility.
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
As of June 30, 2023, we had outstanding Public Warrants to purchase an aggregate of 7,377,893 shares of our common stock and Private Warrants to purchase an aggregate of 4,083,334 shares of our common stock. The exercise price of each of these warrants is $11.50 per share. As used herein, “Public Warrants” refer to warrants to purchase ordinary shares of STWO issued in STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination; and “Private Warrants” refer to warrants to purchase ordinary shares of STWO issued in a private placement concurrently with STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination.
In addition, on September 16, 2022, we entered into a warrant agreement with SMUD, whereby we agreed to issue a warrant for up to 500,000 shares of our common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement.
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 8, Common Stock Warrants.
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
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of the our common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-

day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of company or changes in management and, therefore, depress the market price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of the company or changes in our board of directors that our stockholders might consider favorable. These provisions, among other things:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

August 8, 2023
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer