Form 10-Q
period 2023-09-30
ESS Tech, Inc.
filed 2023-11-14
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of November 9, 2023, the registrant had 173,008,042 shares of common stock, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, statements in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “possible,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would” or “should,” or, in each case, their negative or other variations or comparable terminology. These words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
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
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, an escalation of conflict in the Middle East, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, instability in the financial markets, elevated inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans and opportunities;
•our relationships with third parties, including our customers, contractors, and suppliers;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,173	$34,767
Restricted cash, current	1,373	1,213
Accounts receivable, net	1,265	4,952
Short-term investments	87,329	105,047
Inventory	2,256	—
Prepaid expenses and other current assets	2,035	5,657
Total current assets	131,431	151,636
Property and equipment, net	17,986	17,570
Intangible assets, net	4,990	—
Operating lease right-of-use assets	2,485	3,401
Restricted cash, non-current	945	675
Other non-current assets	824	271
Total assets	$158,661	$173,553
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,192	$3,036
Accrued and other current liabilities	9,846	14,125
Accrued product warranties	2,636	1,643
Operating lease liabilities, current	1,541	1,421
Deferred revenue	1,424	6,168
Notes payable, current	—	1,600
Total current liabilities	18,639	27,993
Notes payable, non-current	—	315
Operating lease liabilities, non-current	1,365	2,535
Deferred revenue, non-current	4,905	2,442
Deferred revenue, non-current - related parties	15,000	—
Common stock warrant liabilities	2,292	3,209
Other non-current liabilities	—	85
Total liabilities	42,201	36,579
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 173,007,592 and 153,821,339 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	18	16
Additional paid-in capital	796,469	755,537
Accumulated deficit	(680,027)	(618,579)
Total stockholders’ equity	116,460	136,974

Total liabilities and stockholders’ equity	$158,661	$173,553

See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Revenue	$1,544	$191	$4,741	$595
Revenue - related parties	1	1	3	283
Total revenue	1,545	192	4,744	878
Cost of revenue	10,183	—	10,183	—
Gross profit (loss)	(8,638)	192	(5,439)	878
Operating expenses:
Research and development	1,609	20,127	38,790	49,190
Sales and marketing	2,056	1,815	5,648	5,217
General and administrative	5,831	5,981	16,963	20,567
Total operating expenses	9,496	27,923	61,401	74,974
Loss from operations	(18,134)	(27,731)	(66,840)	(74,096)
Other income (expenses), net:
Interest income, net	1,155	781	3,737	999
Gain (loss) on revaluation of common stock warrant liabilities	344	(4,585)	917	20,515
Other income (expense), net	17	(62)	738	(312)
Total other income (expenses), net	1,516	(3,866)	5,392	21,202
Net loss and comprehensive loss to common stockholders	$(16,618)	$(31,597)	$(61,448)	$(52,894)

Net loss per share - basic and diluted	$(0.11)	$(0.21)	$(0.40)	$(0.35)

Weighted-average shares used in per share calculation - basic and diluted	157,076,260	152,861,300	155,377,648	152,427,346
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	151,839,058	$16	$745,753	$(540,610)	$205,159
Issuance of common stock under stock-based compensation plans	1,011,687	—	47	—	47
Cancellation of shares used to settle payroll tax withholding	(244,202)	—	(2,808)	—	(2,808)
Warrants exercised	20	—	—	—	—
Stock-based compensation expense	—	—	2,760	—	2,760
Net loss	—	—	—	(5,709)	(5,709)
Balance as of March 31, 2022	152,606,563	$16	$745,752	$(546,319)	$199,449
Issuance of common stock under stock-based compensation plans	209,085	—	48	—	48
Stock-based compensation expense	—	—	2,945	—	2,945
Net loss	—	—	—	(15,588)	(15,588)
Balance as of June 30, 2022	152,815,648	$16	$748,745	$(561,907)	$186,854
Issuance of common stock under stock-based compensation plans	104,066	—	7	—	7
Stock-based compensation expense	—	—	2,998	—	2,998
Net loss	—	—	—	(31,597)	(31,597)
Balance as of September 30, 2022	152,919,714	$16	$751,750	$(593,504)	$158,262

Balance as of December 31, 2022	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans	523,591	—	104	—	104
Stock-based compensation expense	—	—	2,059	—	2,059
Net loss	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	154,344,930	$16	$757,700	$(640,480)	$117,236
Issuance of common stock under stock-based compensation plans	1,225,658	—	268	—	268
Stock-based compensation expense	—	—	2,725	—	2,725
Net loss	—	—	—	(22,929)	(22,929)
Balance as of June 30, 2023	155,570,588	$16	$760,693	$(663,409)	$97,300
Issuance of common stock under stock-based compensation plans	945,250	—	31	—	31
Stock-based compensation expense	—	—	2,889	—	2,889
Issuance of common stock and common stock warrants, net of issuance costs of $368 thousand	16,491,754	2	32,856	—	32,858
Net loss	—	—	—	(16,618)	(16,618)
Balance as of September 30, 2023	173,007,592	$18	$796,469	$(680,027)	$116,460
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(61,448)	$(52,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,187	828
Non-cash interest income	(2,438)	(527)
Non-cash lease expense	916	841
Stock-based compensation expense	7,673	8,703
Inventory write-downs and losses on noncancellable purchase commitments	11,422	—
Change in fair value of common stock warrant liabilities	(917)	(20,515)
Other non-cash (income) expenses, net	(34)	306
Changes in operating assets and liabilities:
Accounts receivable, net	3,874	437
Inventory	(13,132)	—
Prepaid expenses and other assets	3,701	1,497
Accounts payable	275	(1,604)
Accrued and other current liabilities	(4,305)	5,525
Accrued product warranties	993	1,148
Deferred revenue	12,532	(117)
Operating lease liabilities	(1,050)	(248)
Net cash used in operating activities	(38,751)	(56,620)

Cash flows from investing activities:
Purchases of property and equipment	(4,209)	(11,186)
Maturities and purchases of short-term investments, net	20,208	(123,467)
Net cash provided by (used in) investing activities	15,999	(134,653)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	27,132	—
Payments on notes payable	(1,733)	(1,500)
Proceeds from stock options exercised	236	102
Proceeds from contributions to Employee Stock Purchase Plan	332	—
Repurchase of shares from employees for income tax withholding purposes	(165)	(2,808)
Other, net	(214)	(15)
Net cash provided by (used in) financing activities	25,588	(4,221)

Net change in cash, cash equivalents and restricted cash	2,836	(195,494)
Cash, cash equivalents and restricted cash, beginning of period	36,655	240,232
Cash, cash equivalents and restricted cash, end of period	$39,491	$44,738
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,246	$1,213
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	747	1,718
Right-of-use operating lease assets obtained in exchange for lease obligations	—	4,534
Right-of-use finance lease assets obtained in exchange for lease obligations	—	123
Common stock warrants issued for the acquisition of intangible assets	4,990	—

Cash and cash equivalents	$37,173	$42,896
Restricted cash, current	1,373	1,167
Restricted cash, non-current	945	675
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$39,491	$44,738
See accompanying notes to the condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity predominantly using earth-abundant materials. The Company has historically been in the research and development phase. On a quarterly basis the Company had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, the Company transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023 (the “Transition Date”).
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
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 2, 2023.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
As discussed in Note 1, Description of Business and Basis of Presentation, during the third quarter of 2023 the Company reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting on the Transition Date. As a result of the transition, all inventoriable costs incurred are capitalized, net of any lower of cost or net realizable value (“LCNRV”) charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date.
Other than as outlined below, the Company’s significant accounting policies have not changed from those disclosed in the annual audited consolidated financial statements and accompanying notes of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Inventory—As of the Transition Date, inventory consists of raw materials, work in progress, finished goods, and service parts and is stated on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery. Obsolete inventories are written off to cost of revenue. Should the Company’s estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company’s estimates may result in a material charge to its reported financial results.
Research and Development—Research and development costs are expensed as incurred and, as of the Transition Date, consist of materials, supplies, personnel-related expenses, allocated facilities costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. Substantially all of the Company’s research and development expenses are related to improving existing products and developing new products and related technologies. Prior to the Transition Date, research and development costs also included direct product development material costs, including freight charges, and warranty-related costs.
Intangible Assets, Net—Intangible assets are stated at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their expected useful lives.
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
3.INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$4,805	$—
Work in process	8,327	—
Finished goods	—	—
Inventory, gross	$13,132	$—
Net realizable value adjustment	(10,876)	—
Inventory	$2,256	$—
The Company recorded a $11.4 million charge to reflect the LCNRV of inventory and losses on firm purchase commitments during the three and nine months ended September 30, 2023 and none in the prior year within cost of revenue in the Company’s condensed consolidated statements of operations and comprehensive loss. Additionally, the Company has LCNRV losses related to firm purchase commitments which, as of the Transition Date, are reflected in the materials and related purchases component of accrued and other liabilities on the condensed consolidated balance sheets. For further details, refer to Note 9, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$16,173	$13,699
Furniture and fixtures	184	184
Leasehold improvements	3,233	3,115
Software	183	183
Construction in process	4,236	3,230
Total property and equipment	24,009	20,411
Less accumulated depreciation	(6,023)	(2,841)
Total property and equipment, net	$17,986	$17,570
Depreciation and amortization expense related to property and equipment, net was $1.1 million and $358 thousand for the three months ended September 30, 2023 and 2022, respectively, and $3.2 million and $815 thousand for the nine months ended September 30, 2023 and 2022, respectively.

5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patents valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patents were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 10, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and nine months ended September 30, 2023 was immaterial. For further details, refer to Note 16, Related Parties.
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and related benefits	$4,160	$2,948
Materials and related purchases	2,624	6,892
Professional and consulting fees	1,206	1,011
Amounts due to customers	922	770
Accrued capital purchases	330	1,093
Other	604	1,411
Total accrued and other current liabilities	$9,846	$14,125
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accrued product warranties - beginning of period	$5,103	$1,158	$1,643	$—
Accruals for warranties issued	231	348	5,409	2,153
Repairs and replacements	(103)	(358)	(1,172)	(1,005)
Adjustments to existing accruals	(2,595)	—	(3,244)	—
Accrued product warranties - end of period	$2,636	$1,148	$2,636	$1,148
8.BORROWINGS
As of December 31, 2022, the Company had $1.9 million of current outstanding notes payable to a bank which were secured by all property of the Company, except for its intellectual property. The notes payable bore interest at 0.50% below the bank’s prime rate. The Company made monthly interest and principal payments on the notes payable based on the schedule defined in the agreement. On July 7, 2023, the Company elected to repay all outstanding notes payable with a payment of $1.0 million to First Citizens Bank. The transaction amount repaid the outstanding principal balance, interest and a final payment due of $200 thousand. Following this transaction, the Company’s notes payable balance was zero.
9.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
Letters of Credit
As of December 31, 2022, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of September 30, 2023, the letter of credit was reduced to $75 thousand and was secured by a restricted certificate of deposit account totaling $75 thousand recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2023 and 2022.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. In June 2023, the letter of credit was transferred to Bank of America. As of September 30, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2023.
On March 9, 2023, the Company executed a standby letter of credit with Silicon Valley Bank (“SVB”) for $200 thousand in support of the Company’s customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of America. The letter of credit is in effect until May 19, 2024. As of September 30, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and nine months ended September 30, 2023.
Purchase Commitments
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of September 30, 2023 and December 31, 2022, total unfulfilled noncancellable purchase commitments were $546 thousand and $1.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $6.9 million and $14.9 million as of September 30, 2023, and December 31, 2022, respectively.
As discussed in Note 2, Significant Accounting Policies, during the third quarter of 2023 the Company exited the research and development phase and entered the commercial inventory phase and began recording unfulfilled noncancellable purchase commitments as losses within cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Prior to the Transition Date, these purchase commitments were not recorded in the condensed consolidated financial statements as they related to the Company’s research and development activities and not the production of commercial inventory.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties would work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the three and nine months ended September 30, 2023.
10.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	September 30, 2023	December 31, 2022
Public Warrants outstanding	7,377,893	7,377,893
Private Warrants outstanding:
Other Private Warrants outstanding	3,500,000	3,500,000
Earnout Warrants outstanding	583,334	583,334
SMUD Warrant outstanding	12,500	12,500
Honeywell Warrants outstanding:
Investment Warrant outstanding	10,631,633	—
IP Warrant outstanding	6,269,955	—
Performance Warrants outstanding	775,760	—
Total common stock warrants	29,151,075	11,473,727
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
The table below shows the common stock warrant activities during the nine months ended September 30, 2023:

	December 31, 2022	Issued	Exercised	September 30, 2023
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,893	—	—	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
SMUD Warrant	12,500	—	—	12,500
Investment Warrant	—	10,631,633	—	10,631,633
IP Warrant	—	6,269,955	—	6,269,955
Performance Warrants	—	775,760	—	775,760
Total common stock warrants	11,473,727	17,677,348	—	29,151,075
The table below shows the common stock warrant activities during the nine months ended September 30, 2022:

	December 31, 2021	Issued	Exercised	September 30, 2022
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,913	—	20	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
SMUD Warrant	—	12,500	—	12,500
Total common stock warrants	11,461,247	12,500	20	11,473,727
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income and expense in the condensed consolidated statements of operations and comprehensive loss. For the nine months ending September 30, 2023, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $47 thousand, $590 thousand and $280 thousand, respectively. For the nine months ended September 30, 2022, the Company recorded a net decrease to the liabilities for the Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $1.0 million, $13.2 million and $6.3 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of September 30, 2023 and December 31, 2022, 12,500 shares underlying the warrant were vested.
Honeywell Warrants
On September 21, 2023, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Honeywell ACS Ventures LLC (“Honeywell Ventures”), an affiliate of Honeywell, a related party. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and a warrant to issue up to 10,631,633 shares of common stock (the “Investment Warrant”) to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the Company, the Company issued a warrant to issue up to 6,269,955 shares of common stock (the “IP Warrant”) to UOP. The Investment Warrant has an exercise price of $1.89, and the IP Warrant has an exercise price of $2.90. Each warrant will expire on September 21, 2028.
On September 21, 2023, the Company and UOP also entered into a Master Supply Agreement (the “Supply Agreement”), pursuant to which UOP may purchase equipment supplied by the Company. Pursuant to the Supply Agreement, the Company agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial performance warrant to issue up to 775,760 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional performance warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement (the “Performance Warrants”). The initial Performance Warrant has an exercise price of $1.45 and the additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such Performance Warrant is being issued. The initial Performance Warrant will expire on September 21, 2028 and each additional Performance Warrant will have a five-year term from its respective date of issuance.
11.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$878	$—	$878	$—
Research and development	278	767	2,401	1,941
Sales and marketing	211	127	526	306
General and administrative	1,522	2,104	3,868	6,456
Total stock-based compensation	$2,889	$2,998	$7,673	$8,703
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. Under the 2021 Plan, the Company is authorized to issue 22,224,640 shares of common stock as of September 30, 2023.
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
As of September 30, 2023, there were 6,085,009 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the nine months ended September 30, 2023 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2022	3,223,109	$1.01	7.39	$4,583	6,346,955	$6.10
Options and RSUs granted	378,110	1.61			10,762,498	1.22
Options exercised and RSUs released	(700,631)	0.34			(1,772,116)	3.68
Options and RSUs forfeited	(298,766)	0.46			(1,494,691)	3.57
Balances as of September 30, 2023	2,601,822	$1.34	6.58	$2,894	13,842,646	$2.89
Options vested and exercisable - December 31, 2022	1,947,123	$0.76	7.06	$3,244
Options vested and exercisable - September 30, 2023	1,665,973	$1.07	5.93	$2,202
The weighted average assumptions used to determine the fair value of options granted in the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	2023	2022
Risk-free rate	4.38%	1.64%
Expected volatility	87.08%	73.95%
Expected term	6 years	6 years
Expected dividends	—	—
As of September 30, 2023, there was approximately $28.2 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.95 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and nine months ended September 30, 2023 was

$89 thousand and $238 thousand, respectively. Total ESPP expense for the three and nine months ended September 30, 2022 was $99 thousand and $139 thousand, respectively.
12.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,101	$—	$10,101
U.S. Treasury securities	—	40,918	40,918
Total Level 1	10,101	40,918	51,019
Level 2:
Certificate of deposit	—	—	—
U.S. agency securities	—	17,938	17,938
Commercial paper	20,410	28,473	48,883
Total Level 2	20,410	46,411	66,821
Total assets measured at fair value	$30,511	$87,329	$117,840

	December 31, 2022
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$27,993	$—	$27,993
U.S. Treasury securities	—	19,944	19,944
Total Level 1	27,993	19,944	47,937
Level 2:
Certificate of deposit	75	—	75
U.S. agency securities	—	55,319	55,319
Commercial paper	5,972	29,784	35,756
Total Level 2	6,047	85,103	91,150
Total assets measured at fair value	$34,040	$105,047	$139,087

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrants	$—	$117	$—	$117
Public warrants	1,475	—	—	1,475
Private warrants (excluding earnout warrants)	—	700	—	700
Total liabilities measured at fair value	$1,475	$817	$—	$2,292

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrants	$—	$163	$—	$163
Public warrants	2,066	—	—	2,066
Private warrants (excluding earnout warrants)	—	980	—	980
Total liabilities measured at fair value	$2,066	$1,143	$—	$3,209
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
For trading securities held at the reporting date, net losses recorded during the three and nine months ended September 30, 2023 and 2022 were immaterial.
13.INCOME TAXES
The Company did not record an income tax provision for the three and nine months ended September 30, 2023 and 2022, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
14.GOVERNMENT GRANTS
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740, Income Taxes (“ASC 740”). Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items are produced and sold. For the three and nine months ended September 30, 2023, the Company recognized PTC of $654 thousand as a reduction of cost of revenue on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, grant receivable related to the PTC in the amount of $654 thousand is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.
15.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$1,321	$186	$4,510	$792
Service and other revenue	224	6	234	86
Total revenue	$1,545	$192	$4,744	$878
The majority of the Company’s revenue is derived from product sales of energy storage systems.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$304	$11
Deferred revenue	21,329	8,610
Contract assets increased by $293 thousand during the nine months ended September 30, 2023 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue increased by $12.7 million during the nine months ended September 30, 2023, reflecting $17.8 million in customer advance payments, offset by the recognition of $4.6 million of revenue that was included in the deferred revenue balance at the beginning of the period, $506 thousand of deposits returned to customers, and $244 thousand of reclassifications to accrued and other current liabilities due to changes in the estimation of variable consideration.
Deferred revenue of $1.4 million is expected to be recognized within the next 12 months and non-current deferred revenue of $19.9 million is expected to be recognized thereafter.
16.RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2023, the Company recognized revenue of $1 thousand and $3 thousand for sales of extended warranty services to related parties, respectively. During the three and nine months ended September 30, 2022, the Company recognized revenue of $1 thousand and $283 thousand for sales of energy storage systems to related parties.
As of September 30, 2023, the Company had recorded deferred revenue of $2 thousand for sales of extended warranty services to related parties. As of December 31, 2022, the Company had recorded deferred revenue of $5 thousand for sales of extended warranty services to related parties.
Effective September 21, 2023, Honeywell became a related party as a result of the common stock and common stock warrants issued as described in Note 10, Common Stock Warrants. As of September 30, 2023, the Company had recorded a non-refundable deposit on equipment received from Honeywell of $15.0 million within deferred revenue, non-current and an asset of $736 thousand for the value of the initial Performance Warrant issued to Honeywell within other non-current assets on the condensed consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
17.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(16,618)	$(31,597)	$(61,448)	$(52,894)
Denominator:
Weighted-average shares outstanding – basic and diluted	157,076,260	152,861,300	155,377,648	152,427,346
Net loss per share – basic and diluted	$(0.11)	$(0.21)	$(0.40)	$(0.35)
Due to the net losses for the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalents have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options	2,601,822	3,443,679
RSUs	13,842,646	6,190,770
Warrants	29,151,075	11,461,227
Total	45,595,543	21,095,676

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
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing several products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that offers energy storage ranging from four to twelve-hour duration. Our second, larger scale energy storage product, the Energy Center, is currently being designed for “front-of-the-meter” (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers. Our core battery components in the Energy Warehouse and the Energy Center also are under development for integration into third-party systems.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. Potentially as a result of these macroeconomic forces, during the first three quarters of 2023 we have experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2023.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033 and has been expanded to include stand-alone battery storage. We believe this expansion provides significant certainty on the tax incentives that will be available to stand-alone battery projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as final rules and regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 14, Government Grants, to our condensed consolidated financial statements, starting in 2023, there are PTCs that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. We expect these credits will have positive impact on our gross margins in the future.
Components of Results of Operations
Revenue and Cost of revenue
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
As discussed in Note 1, Description of Business and Basis of Presentation, to our condensed consolidated financial statements, during the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. Following the Transition Date, cost of revenue is primarily driven by direct material, labor, shipping and freight, and overhead expenses. Cost of revenue also includes LCNRV charges, warranty costs, losses on unfulfilled noncancellable purchase commitments, obsolescence charges, and fulfillment costs. We expect revenue and cost of revenue to increase as we scale the business and deliver our energy storage products.
Operating expenses
Research and development expenses
Following the Transition Date, research and development expenses consist of materials, supplies, personnel-related expenses, allocated facilities costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. Prior to the Transition Date, research and development expenses also included direct product development material costs, including freight charges, and warranty-related costs. Our research and development costs have decreased following the transition to commercial inventory accounting in the third quarter of 2023; however, we continue to perform research and development activities to further expand our product roadmap.

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
Other income (expenses), net
Interest income, net
Interest expense consists primarily of interest on our notes payable, which were repaid in full in July 2023. Interest income consists primarily of earned income on our cash and cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances and on market rates.
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
Results of Operations
The following table sets forth ESS’s operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$1,545	$192	$1,353	705%	$4,744	$878	$3,866	440%
Cost of revenue	10,183	—	10,183	100	10,183	—	10,183	100
Gross profit (loss)	(8,638)	192	(8,830)	N/M	(5,439)	878	(6,317)	N/M
Operating expenses:
Research and development	1,609	20,127	(18,518)	(92)	38,790	49,190	(10,400)	(21)
Sales and marketing	2,056	1,815	241	13	5,648	5,217	431	8
General and administrative	5,831	5,981	(150)	(3)	16,963	20,567	(3,604)	(18)
Total operating expenses	9,496	27,923	(18,427)	(66)	61,401	74,974	(13,573)	(18)
Loss from operations	(18,134)	(27,731)	9,597	(35)	(66,840)	(74,096)	7,256	(10)
Other income (expenses), net:
Interest income, net	1,155	781	374	48	3,737	999	2,738	274
Gain (loss) on revaluation of common stock warrant liabilities	344	(4,585)	4,929	N/M	917	20,515	(19,598)	(96)
Other income (expense), net	17	(62)	79	N/M	738	(312)	1,050	N/M
Total other income (expenses), net	1,516	(3,866)	5,382	(139)	5,392	21,202	(15,810)	(75)
Net loss and comprehensive loss to common stockholders	$(16,618)	$(31,597)	$14,979	(47)%	$(61,448)	$(52,894)	$(8,554)	16%
__________________
N/M = Not meaningful

Revenue
Revenue for the three and nine months ended September 30, 2023 was $1.5 million and $4.7 million, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2022 as we delivered and recognized revenue for a higher volume of Energy Warehouses and other related equipment delivered in the first three quarters of 2023 compared to 2022.
Cost of revenue
During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred. As the production costs for our units significantly exceed their selling price, after the transition to commercial inventory accounting, we began recognizing LCNRV charges. Additionally, losses on purchase commitments and inventory write-downs are now being recorded as cost of revenue. Refer to Note 2, Significant Accounting Policies, to our condensed consolidated financial statements for further details on the accounting impact of this transition. Cost of revenue for the third quarter of 2023 primarily consisted of direct materials, freight, overhead expenses, LCNRV charges, losses on firm purchase commitments and direct labor costs including stock-based compensation.
Research and development
Research and development expenses decreased by $18.5 million or 92% from $20.1 million for the three months ended September 30, 2022 to $1.6 million for the three months ended September 30, 2023. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date, as well as reduced payroll and benefit expense as a result of reduced headcount, including stock-based compensation, and reduced outside services costs.
Research and development expenses decreased by $10.4 million or 21% from $49.2 million for the nine months ended September 30, 2022 to $38.8 million for the nine months ended September 30, 2023. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date. Combining cost of revenue and research and development expense for the nine months ended September 30, 2023 results in $48.9 million of comparable expense which is consistent with prior period $49.2 million of research and development expenses for the nine months ended September 30, 2022.
Sales and marketing
Sales and marketing expenses increased by $241 thousand or 13% from $1.8 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023. The increase is driven by an increase in personnel-related expenses due to expanded sales headcount and fees paid to outside marketing and sales consultants.
Sales and marketing expenses increased by $431 thousand or 8% from $5.2 million for the nine months ended September 30, 2022 to $5.6 million for the nine months ended September 30, 2023. The increase is driven by increased personnel-related expenses due to expanded sales headcount.
General and administrative
General and administrative expenses decreased by $150 thousand or 3% from $6.0 million for the three months ended September 30, 2022 to $5.8 million for the three months ended September 30, 2023. The decrease is primarily due to reduced board member and executive stock-based compensation expense, partially offset by increased fees paid to outside service providers including legal fees, accounting and external audit fees.
General and administrative expenses decreased by $3.6 million or 18% from $20.6 million for the nine months ended September 30, 2022 to $17.0 million for the nine months ended September 30, 2023. The decrease is due primarily to reduced board member and executive stock-based compensation expense and decreased insurance costs, partially offset by increased professional and outside services costs.
Other income (expenses), net
Interest income, net
Interest income, net was $1.2 million for the three months ended September 30, 2023 compared to $781 thousand for the three months ended September 30, 2022. The change resulted from a decrease in interest expense resulting primarily from a decrease in borrowings for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during the three months ended September 30, 2023.

Interest income, net was $3.7 million for the nine months ended September 30, 2023 compared to $1.0 million for the nine months ended September 30, 2022. The change resulted from a decrease in interest expense resulting primarily from a decrease in borrowings for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during the nine months ended September 30, 2023.
Gain (loss) on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $344 thousand for the three months ended September 30, 2023 and a loss of $4.6 million for the three months ended September 30, 2022. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in a gain of $917 thousand for the nine months ended September 30, 2023 and a gain of $20.5 million for the nine months ended September 30, 2022. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2022 was $62 thousand of expense and $17 thousand of income for the three months ended September 30, 2023. The change is a result of unrealized gains reported on trading securities in 2023 compared to unrealized losses reported on trading securities in 2022.
Other income (expense), net for the nine months ended September 30, 2022 was $312 thousand of expense and $738 thousand of income for the nine months ended September 30, 2023. The change is a result of an increase in funding received from federal agencies for our research and development activities in 2023 as well the change in unrealized gains and losses reported on trading securities.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of September 30, 2023, we had an accumulated deficit of $680.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our cost of revenue, research and development and other operational activities. As of September 30, 2023, we had unrestricted cash and cash equivalents of $37.2 million, which is available to fund future operations, and short-term investments of $87.3 million. We believe that our unrestricted cash and cash equivalents and short-term investments as of September 30, 2023 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of our condensed consolidated financial statements. However, we may seek to raise additional equity or debt financing. If such financing is not available or only available on onerous terms or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
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
In March 2020, we borrowed $4.0 million through a note payable with SVB that was secured by significantly all of our property, except for intellectual property. The note bore interest at 0.50% below the bank’s prime rate. On July 7, 2023, we elected to repay the note payable in full with a payment of $1.0 million covering the outstanding principal balance, interest and a final payment due of $200 thousand. As of September 30, 2023 there was no outstanding principal balance related to this note. For additional details refer to Note 8, Borrowings, of our condensed consolidated financial statements.
As of December 31, 2022, we had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. In March 2023, the letter of credit was reduced to $75 thousand. As of September 30, 2023 the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three and nine months ended September 30, 2023 and 2022.

On September 1, 2022, we executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be in 2025. In June 2023, the letter of credit was transferred to Bank of America. As of September 30, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2023.
On March 9, 2023, we executed a standby letter of credit with SVB for $200 thousand in support of our customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of America. The letter of credit is in effect until March 9, 2024. As of September 30, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and nine months ended September 30, 2023.
On September 21, we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which, Honeywell Ventures invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and the Investment Warrant exercisable for up to 10,631,633 shares of Common Stock.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(38,751)	$(56,620)
Net cash provided by (used in) investing activities	15,999	(134,653)
Net cash provided by (used in) financing activities	25,588	(4,221)
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities. Beginning in the third quarter of 2023, following the transition to commercial inventory accounting, cash flows used in operating activities also consisted of inventory and cost of revenue.
Net cash used in operating activities was $38.8 million for the nine months ended September 30, 2023, which is comprised of net loss of $61.4 million, noncash interest income of $2.4 million, and noncash changes in the fair value of warrant liabilities of $917 thousand, partially offset by inventory write-downs and losses on noncancellable purchase commitments of $11.4 million, stock-based compensation of $7.7 million and depreciation expense of $3.2 million. Net changes in operating assets and liabilities provided $2.9 million of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, deferred revenue, accounts payable and operating lease liabilities.
Net cash used in operating activities was $56.6 million for the nine months ended September 30, 2022, which is comprised of net loss of $52.9 million and noncash changes in the fair value of common stock warrant liabilities of $20.5 million, partially offset by stock-based compensation of $8.7 million. Net changes in operating assets and liabilities provided $6.6 million of cash driven by cash collections on accounts receivable, an increase in accrued and other current liabilities, an increase in accrued product warranties, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accounts payable and an increase in deferred revenue.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $16.0 million for the nine months ended September 30, 2023, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
Net cash used in investing activities was $134.7 million for the nine months ended September 30, 2022, which relates to purchases of short-term investments and purchases of property and equipment, primarily for our investment in automating production.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination and the issuance of debt and equity securities and loan agreements.

Net cash provided by financing activities was $25.6 million for the nine months ended September 30, 2023 and consisted of $27.1 million of proceeds from the issuance of common stock and common stock warrants, net of issuance costs, proceeds from our ESPP of $332 thousand and stock options exercised of $236 thousand, partially offset by principal payments on notes payable of $1.7 million.
Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2022 and consisted of repurchases of shares from employees for income tax withholding purposes of $2.8 million and principal payments on notes payable of $1.5 million.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of September 30, 2023 consist of lease commitments and three standby letters of credit. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the three and nine months ended September 30, 2023. Additionally, we are committed to non-cancellable purchase commitments of $546 thousand as of September 30, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
As discussed in Note 1, Description of Business and Basis of Presentation, we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting in the third quarter of 2023. Refer to Note 2, Significant Accounting Policies, for full details on the accounting impacts of the transition.
Other than the addition of inventory valuation as a result of this transition to commercial inventory accounting, as of September 30, 2023, our critical accounting policies have not changed from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Inventory Valuation
As of the Transition Date, inventory is stated on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. We periodically make judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery or increase in cost. Obsolete inventories are written off to cost of revenue. Should our estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in our estimates may result in a material charge to our reported financial results.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Management’s Remediation Initiatives” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties. The following is a summary of the principal risks we face:
•We face significant barriers in our attempts to produce our energy storage products, certain of our energy storage products are still under development, and we may not be able to successfully develop our energy storage products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail;
•As deployment of our energy storage products increases, we will incur corresponding warranty obligations. For earlier versions of second-generation energy storage products, our warranty obligations may be significant. If our energy storage products do not operate successfully in the field or if we are unable to manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail;
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
•We have experienced in the past and may experience in the future, delays, disruptions, or quality control problems in our manufacturing operations;
•The execution of our strategy to expand into new markets through strategic partnerships, joint ventures and licensing arrangements is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects;
•Our contracted sales are subject to the risk of termination by the contracting party;
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
Risks Related to Our Technology, Products and Manufacturing
We face significant barriers in our attempts to produce our energy storage products, certain of our energy storage products are still under development, and we may not be able to successfully develop our energy storage products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and have faced and may yet face significant challenges in completing the development of our containerized energy storage products and in producing our energy storage products in commercial volumes. Some of the challenges that could prevent the introduction of our iron flow batteries include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
As of September 30, 2023, we have limited deployment of second-generation energy storage products (S200 batteries) and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core battery components in the Energy Warehouse and the Energy Center also are still under development for integration into third-party systems. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
Our S200 batteries are manufactured on our first-generation (“Gen I”) automation line. The Gen I automation line requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced various issues related to the scaling up of the manufacturing process, and the lack of qualified labor to inspect our assemblies may further slow our production and impact our production costs and schedule. We have commissioned a new, more sophisticated, automation line, but it has not yet started commercial operations and any technical issues or delays in ramping up its use may impact our production costs and product quality. If we experience delivery or installation delays under our customer contracts, we could experience order cancellations and lose business as well as face lawsuits seeking liquidated damages.
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
As of September 30, 2023, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we are continuing to commission and test units. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. In addition, certain operational characteristics of our Energy Warehouse or Energy Center products with S200 batteries have never been witnessed in the field. If our batteries are damaged during shipment, we may be required to repair or replace such units. As we deploy our Energy Warehouse or Energy Center products with S200 batteries, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation seen in 2022 and the first three quarters of 2023 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and continue to experience delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. We expect such delays and cost increases to continue through the remainder of 2023. The Chinese government has previously pursued and may reinstate ‘zero COVID’ policies, imposing lock downs that have adversely affected and may continue to adversely affect supply chains, which may further exacerbate these issues. We experienced delays in the delivery and installation of our semi-automated production line that was delivered in the second quarter of 2022 and our automated production line that was made operational in the fourth quarter of 2022 due to similar supply chain issues. If we experience similar issues in the future, including any delays on additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
We expect prices for materials to continue to increase in the near term and then to fluctuate over time. Available supply for materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouses and Energy Centers. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our Energy Warehouse product relies on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
In addition, global conflicts such as the conflict between Russia and Ukraine and recent conflict in the Middle East have led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions, particularly if the conflict were to escalate further, that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
We depend on third-party vendors for the shipping of our energy storage products. Recent conditions have also created disruptions in the logistics sector making it more challenging to find trucks to ship our products. Given current conditions, the shipping of our products to customers internationally in a timely, cost-effective, and secure manner that does not damage our products may also prove challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results.
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
In the long term, we intend to supplement certain components from our suppliers by manufacturing them ourselves, which we believe will be more efficient and manufacturable at greater volumes and cost-effective than currently available components. However, our efforts to develop and manufacture such components have required and may require significant investments, and there can be no assurance that we will be able to accomplish this in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our iron flow battery and energy storage product production or procure additional raw materials and components from suppliers at potentially greater costs, either of which may harm our business and operating results.

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
In addition, customers may also have specific site requirements and interface technology or experience delays in preparing their site for equipment installation, which has caused, and in the future may continue to cause, delays with respect to delivery and installation and potentially our ability to recognize revenue.

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

Our relationship with related parties, SBE, an affiliate of SoftBank Group Corp., and UOP is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize iron flow batteries from our joint development relationship with such parties. In addition, neither SBE nor UOP has any obligation to order any energy storage products from us under the agreements with such business partners, including at any price point.
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
On September 21, 2023, we signed a Supply Agreement with UOP, pursuant to which UOP may purchase equipment supplied by us, and we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial Performance Warrant to issue up to 775,760 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional Performance Warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. On September 21, 2023, we and UOP also entered into a Joint Development Agreement, pursuant to which we and UOP have agreed to work together to collaborate and engage in certain research and development activities generally related to flow battery technology, and a Patent License Agreement, pursuant to which UOP will license certain patent rights to us. However, Honeywell is under no obligation to place any additional firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. In addition, we and Honeywell may not be able to agree on activities and endeavors to pursue under the Joint Development Agreement, activities under the Joint Development may not be successful, or the Patent License Agreement may have limited value to us.
SBE, UOP, and any other business partners in the future, may have economic, business or legal interests or goals that are inconsistent with our goals. Any disagreements with our current or other future business partners may impede our ability to maximize the benefits of these partnerships and slow the commercialization of our iron-flow batteries. Future commercial or strategic counterparties may require us, among other things, to pay certain costs or to make certain capital investments or to seek their consent to take certain actions. In addition, if our business partners are unable or unwilling to meet sourcing, development, or other obligations under our partnership arrangements, we may be required to fulfill those obligations alone. These factors could result in a material adverse effect on our business and financial results.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the nine months ended September 30, 2023 we had $61.4 million in net losses and $680.0 million in accumulated deficit as of September 30, 2023. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
As we transition from our research and development phase into a full commercial phase, we expect, based on our sales pipeline, to grow revenues. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for iron flow battery storage products, increased competition, or our failure to continue to capitalize on growth opportunities. If we are not able to generate and grow revenue and raise the capital necessary to support our operations, we may be unable to continue as a going concern.
There is no assurance nonbinding pre-orders or framework agreements will be converted into binding orders or that orders will be completed.
Our business model is focused on building relationships with large customers. To date, we have engaged in limited marketing activities and we have only a limited number of contracts with customers. Certain of our energy storage products are still subject to design evolution and until the time that the design and development of our energy storage products stabilizes, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for our energy storage products. Demand for our energy storage products by independent energy developers may depend upon a bankability determination by institutional sources of project finance capital and that determination may be difficult to obtain. The potentially long wait from the time an order is made until the time our energy storage products are delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. There is no assurance that nonbinding pre-orders or framework agreements will be converted into binding orders or sales. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our products and whether to make a broader transition to our energy storage products. This may be a long process and will depend on the safety, reliability, efficiency and quality of our energy storage products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions and site capacity, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our energy storage products and the pace and levels of growth that we will be able to achieve.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having an approximate 25-year product design life, and having a wide thermal operating range that reduces the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries.
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
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, have failed at cycling reliably in the past. All of our first-generation units (except for one, with the only other existing first-generation unit recently replaced by a second-generation unit) have been returned to us and so the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our second-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
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
We are a company with a limited operating history. As we transition from research and development activities to commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.

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
We currently and in the foreseeable future will be significantly dependent on a limited number of products.
We currently and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Warehouses, Energy Centers and the servicing thereof. Given that for the foreseeable future our business will depend on a limited number of products, to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.

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
In preparing STWO’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, we re-evaluated STWO’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “STWO Public Shares”), issued as part of the units sold in STWO’s initial public offering on September 21, 2020. Historically, a portion of the STWO Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that STWO would not redeem the STWO Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in STWO’s memorandum and articles of association (the “Charter”). Pursuant to such reevaluation, management determined that the STWO Public Shares included certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the STWO Public Shares, we determined we should restate STWO’s earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of STWO.
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
As deployment of our energy storage products increases, we will undertake corresponding warranty obligations and our warranty obligations may be significant. If our energy storage products do not operate successfully in the field or if we are unable to manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail.
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
While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on various assumptions, which are based on a short operating history. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Compliance with such public company requirements are costly, time-consuming and complicated. We expect management and other personnel to continue to devote a substantial amount of time and resources to these compliance initiatives. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
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
Such conflicts could cause such executive officer or director to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our audit committee and our board of directors regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing process involves hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be environmental or safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.
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
In the event that we believe, have reason to believe, or are notified that our employees, agents, representatives, business partners, or third-party intermediaries have or may have violated applicable laws, including anti-bribery and anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any allegation or violation of U.S. federal and state and non-U.S. laws, regulations and policies regarding anti-bribery and anti-corruption could result in substantial fines, sanctions, civil and/or criminal penalties, whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, damages, adverse media coverage, investigations, loss of export privileges, suspension or debarment from government contracts, or other curtailment of operations in the United States or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our reputation, business, financial condition, prospects and results of operations.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
•the volume of shares of our common stock available for public sale; and

•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, terrorism, military conflict and acts of war, including an escalation of the situation in Ukraine or the Middle East and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries.
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
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of September 30, 2023, we had outstanding Public Warrants to purchase an aggregate of 7,377,893 shares of our common stock and Private Warrants to purchase an aggregate of 4,083,334 shares of our common stock. The exercise price of each of these warrants is $11.50 per share. As used herein, “Public Warrants” refer to warrants to purchase ordinary shares of STWO issued in STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination; and “Private Warrants” refer to warrants to purchase ordinary shares of STWO issued in a private placement concurrently with STWO’s initial public offering, which were converted into warrants to purchase shares of ESS common stock in connection with the Business Combination.
In addition, on September 16, 2022, we entered into a warrant agreement with SMUD, whereby we agreed to issue a warrant for up to 500,000 shares of our common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement.
On September 21, 2023, we issued to Honeywell Ventures the Investment Warrant exercisable for up to 10,631,633 shares of common stock, and to UOP the IP Warrant exercisable for up to 6,269,955 shares of common stock, and the initial Performance Warrant exercisable for up to 775,760 shares of common stock. The Investment Warrant has an exercise price of $1.89, the IP Warrant has an exercise price of $2.90 and the initial Performance Warrant has an exercise price of $1.45. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued.

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
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of the Company or changes in management and, therefore, depress the market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4	Investment Warrant, dated September 21, 2023
4.5	IP Warrant, dated September 21, 2023
4.6	Performance Warrant, dated September 21, 2023
4.7	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC
10.1	Common Stock and Warrant Purchase Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

November 14, 2023
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer