Form 10-K
period 2023-12-31
ESS Tech, Inc.
filed 2024-03-14
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $111.9 million based on the closing sales price of our common stock on the New York Stock Exchange on June 30, 2023 of $1.47. Shares of the registrant’s common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 8, 2024, 174,898,086 shares of common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•our ability to successfully deploy the proceeds from the Business Combination and the investment in us by Honeywell (each as defined herein);
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”); and
•other risks and uncertainties discussed in “Part I—Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part I—Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part I—Item 1A. Risk Factors” may not be exhaustive.
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

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “ESS,” “we,” “us,” “our,” or the “Company” refer to ESS Tech, Inc. and its subsidiaries.
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
Business Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, they are environmentally sustainable and substantially recyclable. Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle life in a single battery platform that compares favorably to lithium ion batteries, the most widely deployed alternative technology. Using our second-generation S200 iron flow battery technology, we are developing several products, the Energy Warehouse and the Energy Center, each of which is able to provide reliable, safe, long-duration energy storage, and a productized form of the core technology components used therein. As of December 31, 2023, we had a limited number of second-generation products fully deployed. With each battery deployed, we will further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
Our batteries are non-flammable, do not have explosion risk and can operate in temperatures ranging from -5°C to 50°C without requiring heating or cooling systems. This allows our energy storage products to be located in sites where lithium-ion batteries cannot be placed due to fire, chemical or explosion risks. In addition, our batteries are environmentally sustainable, predominantly utilizing easily sourced materials and recyclable components.
Our batteries and technology can be purchased with an extended ten-year warranty which is backed by investment-grade, warranty and project insurance policies from Munich Re, a leading provider of reinsurance, primary insurance and insurance-related risk solutions, which stands behind the performance of our energy storage products. To our knowledge, we are the first long-duration energy storage company to receive this type of insurance, which provides a warranty backstop for our proprietary flow battery technology, supporting our performance obligations regardless of project size or location and de-risking the technology for our customers. We have also collaborated with Munich Re to develop separate project coverage for our customers. This project coverage provides warranty continuity insurance in the event of our insolvency, providing long-term assurance of project performance to our customers and their investors and lenders. Bonding and surety capital is provided through OneBeacon Insurance Group (“OneBeacon”) as well as qualification from the U.S. Export-Import Bank, which provides additional product assurance. We believe each of these elements allows us to increase our total addressable market, as potential customers have reduced technology risk, financing risk and importing risk.
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
Our Technology and Products
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. In the 1970s, researchers first developed the concept of iron flow batteries. Despite realizing the battery’s promising ability to store energy, these researchers found that the reaction between the positive and negative sides created hydroxide formations that clogged the electrodes and reduced the activity of the electrolytes. Hydroxide formation caused rapid degradation in early iron flow batteries after only a few cycles. Unable to prevent the hydroxide from forming, these scientists were forced to abandon their work.
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
Our iron flow batteries store energy by converting electrical energy into chemical energy. Each battery module is made up of one or more cells and each of these cells is made up of a negative electrode and a positive electrode, and these two electrodes are separated by a porous separator. On the positive side (positive electrode) of the battery during charge, ferrous iron (Fe+2) is oxidized into ferric iron (Fe+3) and on the negative side (negative electrode) of the battery, ferrous iron is reduced to iron metal. The porous separator is used to minimize the positive and the negative electrolyte from mixing, which helps improve the coulombic efficiency of the battery. The positive and negative electrolytes are stored separately in tanks outside of the battery and this electrolyte is constantly pumped in and out of the battery while in operation. To convert the chemical energy back to electrical energy, the reaction is reversed; on the positive side of the battery, ferric iron is reduced to ferrous iron and on the negative side, metallic iron is oxidized into ferrous iron. During these charge and discharge cycles the pH of the positive and negative electrolyte can change dramatically. The Proton Pump ensures that the electrolyte pH remains stable and clear of any hydroxides.
Our iron flow batteries store energy by charging positive and negative electrolyte tanks that are separated by a membrane. In order to release energy, we generate a reaction between the tanks via the membrane. The power generated is a factor of the membrane size, while the duration of storage we can offer is a factor of the tank sizes and the addition of electrolytes to the tank, which can be accomplished at a relatively low cost. The duration of stored energy can be independently varied from the power. This allows for low marginal costs of energy, making our technology attractive for long-duration energy storage.
Using our iron flow battery technology, we are developing several products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customers’ premise, behind the service demarcation with the utility) that offers energy storage of 420 kilowatt hours (“kWh”) for over five hours at a rated power level of 75 kilowatt (“kW”). When seeking just 50 kW, the system can realize eight hours of power; the equivalent of 20 homes with a total output of 500 kWh. Energy Warehouses are deployed in shipping container units, allowing for a fully turnkey system that can be installed easily at nearly any customer’s site. Potential use cases for Energy Warehouses include microgrids, peaker plant replacement on a small-scale and commercial and industrial (“C&I”) demand. For customers who require additional energy storage capacity, multiple units can be added to the same system. The first generation of our Energy Warehouse was deployed in 2015. Since then, all of our first-generation units have been returned to us except for one. We commenced shipping our second-generation Energy Warehouses in 2021 and began recognizing revenue for fully deployed Energy Warehouses in 2022.
Our second, larger scale energy storage product, the Energy Center, is a “front-of-the-meter” solution, meaning that it is designed for use in front of the service demarcation with the utility. Energy Center solutions are designed specifically for utilities, independent power producers (“IPPs”) and large C&I consumers. The Energy Center’s modular design allows the product to scale to meet IPP and utility-scale applications, including large renewable-plus-storage projects and standalone energy storage projects. The modular design of the Energy Center also allows for it to be flexibly configured to meet varying power and energy capacity needs for deployment in a variety of settings.
For both of our energy storage products, the intellectual property and points of differentiation are contained within the core technology components, the Proton Pump, power module and electrolyte. These components are protected by trade secrets, patents (both granted and in process) and years of research. The remainder of the Energy Warehouse and the Energy Center are intentionally designed to be easily produced. By using standard pumps and equipment and easily fabricated enclosures, our energy storage products can be assembled almost anywhere and produced at an efficient cost.
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
Suppliers
Our batteries are made predominantly of earth-abundant, environmentally sustainable materials. These materials are considerably less expensive than rare earth metals that make up other batteries and as a result make up a low percentage of the total costs for our batteries. Because these materials are widely available, there are multiple suppliers for each input. In addition, we use limited high cost materials such as platinum in our manufacturing. While supply chain disruptions have impacted the ability of some of our suppliers to deliver certain components of our batteries to us in a timely manner as described in the section entitled “Part I—Item 1A. Risk Factors—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products,” the mechanical elements and control systems of our batteries are comprised of commercially available equipment that can be supplied by multiple manufacturers.
Partnerships
•Munich Re: Our batteries and technology can be purchased with a ten-year warranty which is backed by investment-grade warranty and project insurance policies from Munich Re, a leading provider of reinsurance, primary insurance and insurance-related risk solutions, which stands behind the performance of our energy storage products. To our knowledge, we are the first long-duration energy storage company to receive this type of insurance, which provides a warranty backstop for our proprietary flow battery technology, supporting our performance obligations regardless of project size or location and de-risking the technology for our customers. We have also collaborated with Munich Re to develop separate project coverage for our customers. This project coverage provides warranty continuity insurance in the event of our insolvency, providing long-term assurance of project performance to our customers and their investors and lenders.
•OneBeacon Insurance: Through OneBeacon, we offer project surety capacity and corporate bonding options to our customers.
•Export-Import Bank of the United States: The Export-Import Bank of the United States (“EXIM”) is the official export credit agency of the United States. EXIM equips U.S. businesses with the financing tools necessary to compete for global sales when private sector lenders are unable or unwilling to provide financing. Our energy storage products are qualified by EXIM and can provide financing for qualified overseas buyers.
Research & Development
Since January 1, 2019, we have invested approximately $164.6 million on improving our technology and bringing our energy storage products to market. Our research and development efforts are conducted in Oregon and supported by our approximately 44 research and development employees.
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
Intellectual Property
Intellectual property is an integral differentiator for our business, and we rely upon a combination of patents, copyrights and trade secrets to protect our proprietary technology. We believe that we have enforceable intellectual property protection over all critical design elements as well as the key enabling technologies for iron flow batteries. We have developed a significant patent portfolio. We have over 250 patents that are granted or in the pipeline and an undisclosed number of trade secrets and identified patents. Without taking into account any possible patent term adjustments or extensions, the earliest our current, issued patents will begin to expire is 2028. We continually review our efforts to assess the existence and patentability of new proprietary technology. We intend to leverage our iron flow expertise to drive innovation and are pursuing additional technological advancements.
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
With the rising demand for clean electric power solutions with lower greenhouse gas emissions, there has been a transition to renewable energy sources and increasing penetration of distributed energy infrastructure. The proliferation of intermittent generating resources has created new challenges to electric grid stability, and thus an opportunity for an increased role for long-duration energy storage solutions. Climate change will also result in more unpredictable weather events including extreme temperatures, hurricanes and wildfires. Our technology can operate efficiently and effectively in these extreme weather conditions. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. Key competitors in the traditional lithium-ion space include Contemporary Amperex Technology Co. Limited, Energy Vault, LG Chem, Ltd., Samsung Electronics Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors in the non-lithium-ion space include CellCube, CMBlu Energy AG, Enerox GmbH, Eos Energy Enterprises, Inc., Highview Power PTY Ltd., Hydrostor, Lockheed Martin, Malta Inc., Redflow, Energy Dome, and VoltStorage GmbH. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Although we may be small compared to some of our competitors, we believe we are well-positioned to compete with them in the market supported by our innovative iron flow battery technology, strategic partnerships and premier leadership team with a proven track record of success.
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
On the federal level, tax credits are currently in place that incentivize the deployment of renewable energy and battery storage. Battery storage projects storing energy from renewable energy sources are eligible for investment tax credits that allow project developers to monetize and sell the tax credits they receive from the creation of their projects. Additionally, battery storage is eligible for accelerated depreciation via the federal government’s Modified Accelerated Cost Recovery System. Both policies provide tax and financing advantages for battery storage projects, lower the capital requirements for renewable energy projects to be developed and open a new source of funding for these projects.
State incentives have also driven growth in the deployment of renewable energy and energy storage. States with high Renewable Portfolio Standards (“RPS”), for example, have seen greater deployment of renewables than states with similar renewable resources that lack such requirements. In many states, including Texas, Oklahoma and California, the RPS-driven deployment of intermittent renewables is straining the electric grid and thus driving demand for energy storage.
Incentives for renewable energy and grid upgrades in Australia may drive growth for battery and energy storage as well. The Australian Government’s Powering Australia plan includes an investment of AU$20 billion by 2030 for upgrades to the electricity grid to support more renewable power. At the state level, the government of Victoria has pledged to legislate Australia’s largest renewable energy storage targets: 2.6 gigawatts of renewable energy storage capacity by 2030 and 6.3 gigawatts of storage by 2035. New South Wales has also recognized the critical need for energy storage, calling for the procurement of 2 gigawatts of long-duration energy storage in its Electricity Infrastructure Roadmap.
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
Human Capital Management
We pride ourselves on our clean, innovative technology and our employees are dedicated to our strategic mission to deliver reliable, resilient and safe renewable energy storage solutions to communities worldwide. Approximately half of our employees are involved in product manufacturing in order to refine and grow our operations. As of December 31, 2023, we employed 231 full-time employees, based primarily in our headquarters in Wilsonville, Oregon.
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
To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are represented by a labor union or subject to a collective bargaining agreement.
Available Information
Our investor relations website is located at https://investors.essinc.com/, our Company X account is located at https://twitter.com/ESS_info, and our corporate LinkedIn account is located at https://www.linkedin.com/company/energy-storage-systems/. The information on, or that can be accessed through, our website and the aforementioned X account and LinkedIn account is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report on Form 10-K unless expressly noted. Further, our references to website URLs are intended to be inactive textual references only. We may use our investor relations website and the aforementioned X account and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website and the aforementioned X account and LinkedIn account, in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts.
We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website that contains reports, proxy and information statement, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such information with the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products;
•We have experienced in the past, and may experience in the future, delays, disruptions, or quality control problems in our manufacturing operations;
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
•Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner. If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities;
•If required maintenance is performed incorrectly or if maintenance requirements exceed our current expectations, this could adversely affect our reputation, prospects, business, financial condition and results of operations;
•Our relationship with related parties, SBE, an affiliate of SoftBank Group Corp., and Honeywell, is subject to various risks which could adversely affect our business and future prospects;
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
•Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to achieve profitability;
•As deployment of our energy storage products increases, we will incur corresponding warranty obligations and our warranty obligations may be significant. If our energy storage products do not operate successfully in the field or if we are unable to manage our warranty costs, our business and ability to generate revenue and achieve profitability could fail;
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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and have faced and may yet face significant challenges in completing the development of our containerized energy storage products and in producing our energy storage products in commercial volumes. Some of the challenges that could prevent the successful scaling of our iron flow batteries include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
As of December 31, 2023, we have limited deployment of second-generation energy storage products (“S200 batteries”) and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse and the Energy Center are also still under development for integration into third-party systems. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
We have commissioned a new, more sophisticated, automation line and have started commercial operations; however any technical issues or delays in ramping up its use may impact our production costs and product quality. If we experience delivery or installation delays under our customer contracts, we could experience order cancellations and lose business as well as face lawsuits seeking damages.
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
As of December 31, 2023, we have limited second-generation products fully deployed. We began shipping our second-generation Energy Warehouses in the third quarter of 2021 and we received final customer acceptance for the initial units shipped and began recognizing revenue in 2022. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. Our Energy Center product is still being developed and has not been completely designed or produced. If our batteries are damaged during shipment, we may be required to repair or replace such units. Certain operational characteristics have never been witnessed in the field and as we deploy our Energy Warehouse or Energy Center products with S200 batteries, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation seen in 2022 and 2023 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
We expect prices for materials to fluctuate over time. Available supply for materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouses and Energy Centers. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our Energy Warehouse product relies on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
In addition, the conflicts in Ukraine and the Middle East have led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions, particularly if the conflicts were to escalate further, that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
We depend on third-party vendors for the shipping of our energy storage products. We have in the past faced and may yet again face disruptions in the logistics sector making it more challenging to find trucks to ship our products. The shipping of our products to customers internationally in a timely, cost-effective, and secure manner that does not damage our products has proved and may again prove to be challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results.

We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or, if required, secure new long-term supply relationships on terms that will allow us to achieve our objectives.
We continually evaluate new suppliers, and we are currently qualifying several new suppliers. However, there are a limited number of suppliers for some of the key components of our products and we have, to date, fully qualified only a very limited number of such suppliers. Therefore, we have limited flexibility in changing suppliers. In addition, we have had issues with inconsistent quality and supply of certain key power module components. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or, if required, secure new long-term supply relationships on terms that will allow us to achieve our objectives. A supplier’s failure to develop and supply components in a timely manner, to supply components that meet our quality, quantity or cost requirements or our technical specifications, to support our warranty claims, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture and commercialize our energy storage products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business, financial condition and results of operations.
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
Our ability to become profitable in the future will not only depend on our ability to successfully market our products but also to control our manufacturing costs. If we are unsuccessful in our cost-reduction plans or if we experience design or manufacturing defects or other failures of our S200 battery as a result of these design changes, we could incur significant manufacturing and re-engineering costs. In addition, we will require significant capital to further develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our products, and general and administrative costs as we scale our operations. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our energy storage products, our margins, profitability and prospects would be materially and adversely affected.
In addition, our Proton Pump is manufactured with certain raw materials, such as platinum, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. Substantial increases in the prices of raw materials would increase our operating costs and could adversely affect our profitability. The price of oil likewise fluctuates on a cyclical basis and any increase in price may affect the cost of manufacturing, distributing and transporting our products. If we are unable to pass any such increased costs to our customers, this could have a material adverse effect on our business, financial condition and results of operations.
In order to achieve our business plan and reach profitability, we must continue to increase the number of units sold and reduce the manufacturing and development costs for our iron flow batteries as at current volumes, production costs for our units significantly exceed their selling price. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, has been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
Further, we have not yet produced iron flow batteries at volume and our expected cost advantage for the production of these products at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rates of automation demonstrated for mature battery, battery material, and manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
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
Our manufacturing facility utilizes large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has never been used to build iron flow batteries, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.
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

•In order for us to expand internationally, we anticipate entering into strategic partnerships, joint ventures and licensing agreements that allow us to add manufacturing capability outside of the United States. Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export/import. In addition, any such expansion brings with it the risk of managing larger scale foreign operations.
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
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. We cannot provide any assurances that we would be able to successfully establish or operate an additional manufacturing facility in a timely or profitable manner, or at all, or within any expected budget for such a project. The construction of any such facility would require significant capital expenditure and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facility in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per product fixed cost, which would have a negative impact on our business, financial condition and results of operations.
In addition, if any of our partners suffer from capacity constraints, deployment delays, work stoppages or any other reduction in output, we may be unable to meet our delivery schedule, which could result in lost revenue, damages, and deployment delays that could harm our business and customer relationships. If the demand for our iron flow batteries or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
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
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past, we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and may again be required to replace, certain components of our Gen I battery modules delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, financial condition and results of operations. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our Energy Warehouses, Energy Centers, iron flow batteries, Proton Pump or other components prove to be defective or noncompliant with applicable safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, damages and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, financial condition and results of operations.
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
Our relationship with related parties, SBE, an affiliate of SoftBank Group Corp., and Honeywell, is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize iron flow batteries from our joint development relationship with such parties. In addition, neither SBE nor Honeywell has any obligation to order any energy storage products from us under the agreements with such business partners, including at any price point.
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
On September 21, 2023, we signed a Supply Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), pursuant to which UOP may purchase equipment supplied by us, and we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial Performance Warrant to issue up to 775,760 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional Performance Warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. On September 21, 2023, we and UOP also entered into a Joint Development Agreement, pursuant to which we and UOP have agreed to work together to collaborate and engage in certain research and development activities generally related to flow battery technology, and a Patent License Agreement, pursuant to which UOP will license certain patent rights to us. However, Honeywell is under no obligation to place any additional firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. In addition, we and Honeywell may not be able to agree on activities and endeavors to pursue under the Joint Development Agreement, activities under the Joint Development may not be successful, or the Patent License Agreement may have limited value to us.
SBE, Honeywell, and any other business partners in the future, may have economic, business or legal interests or goals that are inconsistent with our goals. Any disagreements with our current or other future business partners may impede our ability to maximize the benefits of these partnerships and slow the commercialization of our iron-flow batteries. Future commercial or strategic counterparties may require us, among other things, to pay certain costs or to make certain capital investments or to seek their consent to take certain actions. In addition, if our business partners are unable or unwilling to meet sourcing, development, or other obligations under our partnership arrangements, we may be required to fulfill those obligations alone. These factors could result in a material adverse effect on our business and financial results.
The execution of our strategy to expand into new markets through strategic partnerships, joint ventures and licensing arrangements is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects.
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) in August 2022 and into a framework agreement with Sacramento Municipal Utility District (“SMUD”) in September 2022. Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and early 2023 and expect to continue deliveries in 2024 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but SMUD is under no obligation to place additional orders with us.
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
We operate in rapidly changing and competitive markets and our expectations for future performance are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to predict because they generally depend on our assessment of the timing of adoption of our technology and energy storage products, which is uncertain. Expectations for future performance are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control, and subsequent developments may affect such expectations. As discussed elsewhere in this Annual Report on Form 10-K, any future sales and related future cash flows may not be realized in full or at all. Furthermore, our planned expansion into new revenue streams such as franchising opportunities for our energy storage products may never be realized or achieve commercial success, whether because of lack of market adoption of our energy storage products, competition or otherwise. Important factors that may affect the actual results and cause our operating and financial results and market growth expectations to not be achieved include risks and uncertainties relating to our business, industry performance, the regulatory environment, general business and economic conditions and other factors described under the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the years ended December 31, 2023 and 2022, we had $77.6 million and $78.0 million in net losses, respectively, and as of December 31, 2023 we had $696.2 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.

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
Our business model is focused on building relationships with large customers. To date, we have engaged in limited marketing activities and we have only a limited number of contracts with customers. Certain of our energy storage products are still subject to further design evolution and until the time that the design and development of our energy storage products stabilizes, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for our energy storage products. Demand for our energy storage products by independent energy developers may depend upon a bankability determination by institutional sources of project finance capital and that determination may be difficult to obtain. The potentially long wait from the time an order is made until the time our energy storage products are delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. There is no assurance that nonbinding pre-orders or framework agreements will be converted into binding orders or sales. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our products and whether to make a broader transition to our energy storage products. This may be a long process and will depend on the safety, reliability, efficiency and quality of our energy storage products, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions and site capacity, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our energy storage products and the pace and levels of growth that we will be able to achieve.
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
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, have failed at cycling reliably in the past. All of our first-generation units (except for one) have been returned to us and so the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our second-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
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
Many of our potential customers are electric utilities and C&I businesses that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell and deliver our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions.
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
We operate in highly competitive energy industries and there is increasing competition. Many of our competitors and potential competitors have substantially greater financial, marketing, personnel and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.
The energy storage markets continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and, in some cases, have substantially greater financial, marketing, personnel and other resources, to increase their market share. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. If our competitors continue to penetrate the energy storage market, our prospects for gaining market share will be diminished.
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
We also bear the risk of non-payment or late payments by our customers. In the near term, we will depend on a relatively small number of customers for a significant portion of our revenue. If these customers fail to pay us, cash flow from operations are impacted and our operating results and financial condition could be harmed. If a contract is cancelled due to the customer’s inability to pay, the redeployment of our product(s) could be expensive, and it may take time to find a replacement customer to whom our product(s) could be redeployed in a cost-effective manner.
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
We are a company with a limited operating history. Having only recently transitioned from research and development activities to commencing commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced growth in customer contracts in recent periods and intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our information technology (“IT”) infrastructure in tandem with that headcount growth. Management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.
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
Our customers also depend on our support organization to resolve performance issues relating to our energy storage products. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality and highly responsive customer support, could adversely affect our reputation, our ability to sell our energy storage products to existing and prospective customers, and our business, financial condition and results of operations.
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
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition in the labor market, including for qualified senior management personnel and highly skilled individuals with technical expertise, is intense. We face and are likely to continue to face challenges identifying, hiring, and retaining qualified personnel in all areas of our business, and we can provide no assurance that we will find suitable successors as transitions occur. In addition, integrating new employees into our team, and key personnel in particular, could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified personnel in all areas of our business, including senior management and other key technical personnel, could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our products take many months to manufacture and prepare for delivery and any revenue in future periods may fluctuate based on underlying customer arrangements. Further, we expect our arrangements may have multiple deliverables and performance obligations and the amount and timing of recognizing revenue for those different performance obligations may vary which could cause our revenue to fluctuate. Our revenues also depend on a number of other factors, some of which are beyond our control, including the impact of supply chain issues (see also “—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.”). As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future.

We currently are and in the foreseeable future will be significantly dependent on a limited number of products.
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Warehouses and Energy Centers and the servicing thereof. Given that for the foreseeable future our business will depend on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
We have entered into contracts and other agreements to sell our products in a number of different geographic markets, including the United States, Europe (European Union (“EU”) and non-EU), and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
Further, any additional markets that we may enter could have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include regulatory requirements, including tax laws, trade laws, foreign direct investment review regimes, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing and new risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with United States and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. The worldwide COVID-19 pandemic resulted in, and any future pandemic or adverse public health development may again result in, disruptions to or restrictions on our workforce and facilities or those of our customers, suppliers, or other vendors in our supply chain.
The extent to which such a pandemic would impact our business and our financial results would depend on a variety of factors, which are highly uncertain and cannot be predicted. Such factors may include the geographic spread of the pandemic, the severity of the disease, the duration of the outbreak, the speed at which vaccines or other effective treatment methods are developed, the actions that may be taken by various governmental authorities in response to the outbreak, such as mandatory quarantine or “shelter-in-place” orders and business closures, and the impact on the U.S. or global economy. These and other factors could have a material adverse effect on our business, results of operations and financial position.
We have identified material weaknesses in our internal control over financial reporting in the past, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part II—Item 9A. Controls and Procedures”). When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
We have in the past identified and remediated material weaknesses in our internal control over financial reporting. Although we review and evaluate our internal control systems on a regular basis, we cannot provide any assurances that the measures that we have taken will be sufficient to prevent future material weaknesses and control deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If further remediation measures are required, they may be time consuming, costly, and might place significant demands on our financial and operational resources.
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
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or battery replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.
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
We may offer product warranties for our energy storage products. Our products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our energy storage products, affect our operating results or result in claims against us.
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
We are still gaining field operating experience with respect to our energy storage products, and despite experience gained from trials, pilot testing, and initial deployments performed by us, our partners and our suppliers, issues may continue to be found in existing or new energy storage products. The occurrence of such issues or other defects could also cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Our customers could also seek and obtain damages from us for their losses.
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims that may arise from defective products.
We may become subject to product liability claims, even those without merit due to product tampering or operation and maintenance in violation of operating manuals, which could harm our business, financial condition and results of operations. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our S200 batteries have not yet been commercially tested at scale or mass produced. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, costly to defend, and may hurt our reputation in the marketplace. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
In addition, as we grow our manufacturing volume, the chance of manufacturing defects could increase. We may be unable to correct manufacturing defects or other failures of our battery modules and the products in which they are incorporated in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
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
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, security breaches or incidents could lead to unauthorized acquisition or unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or unauthorized access, use, disclosure, modification or destruction of information or defective products. Our IT systems also help us produce financial information. We have not, to date, been materially impacted by a cybersecurity incident or cybersecurity risk. However, any disruption, security breach, or other incident could impact our ability to produce timely and accurate financial information needed for compliance, audit, and reporting purposes. If any such security breaches or incidents were to continue, our operations and ability to communicate both internally and with third parties may be negatively impacted.
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
A sustained or repeated interruption in the manufacturing of our products due to labor shortage, fire, flood, war, pandemic, natural disasters, regulatory requirements, and similar unforeseen events beyond our control may interfere with our ability to manufacture our products and fulfil customers’ demands in a timely manner, and make it difficult, or in certain cases, impossible for us to continue our business for a substantial period of time. Failure to manufacture our products and meet customer demands would impair our ability to generate revenues which would adversely affect our financial results. We currently do not have a formal disaster recovery or business continuity plan in place and any disaster recovery and business continuity plans that we may put in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management, we maintain insurance coverage for our business. However, we cannot assure you that the amount of insurance will be sufficient to satisfy any damages or losses we may incur. If our insurance coverage is not sufficient, we may incur substantial expenses, which could have a material adverse effect on our business.

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
Our international sales are typically denominated in U.S. dollars. As a result, we will not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, our products may be at a price disadvantage as compared with other non-U.S. suppliers if the U.S. dollar appreciates relative to other major foreign currencies. This could lead to our having to lower prices or our struggling to compete for international customers. Consequently, currency fluctuations, in particular, a strengthening of the U.S. dollar, could adversely affect the competitiveness of our products in international markets.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Compliance with such public company requirements is costly, time-consuming and complex. We expect management and other personnel to continue to devote a substantial amount of time and resources to these compliance initiatives. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements as they continue to evolve over time. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
In addition, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United

States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Moreover, our efforts to comply with new and changing laws and regulations related to public disclosure and corporate governance have resulted in increased general and administrative expenses and a diversion of management time and attention. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalties and our business may be harmed.
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
Although we currently primarily operate in the United States, we continue to expand our business internationally. Any expansion internationally could subject our business to risks associated with international operations, including legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the United States, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, foreign direct investment review regimes, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs and tax liabilities, impact our ability to sell our products and require significant management attention, and may harm our business if we are unable to manage them effectively.
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
While our engineering team has worked closely with the CSA Group, Intertek, UL and Technischer Überwachungsverein certification agencies to obtain certifications of our flow battery products under all applicable safety standards, there is no guarantee that such certifications will continue to be obtained. From our prior certifications, we have expanded our flow battery product certification to the European Conformity marking in the European Union and intend to expand to other international standards such as the International Electrotechnical Commission (“IEC”). Failure to comply with IEC standards may have impact on our revenues, as compliance is required by some of our customers.
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
We may collect and process certain battery data required for performance monitoring, safety and serviceability. This information is transmitted to our control center and stored. Such data currently is limited to battery operational and safety parameters. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors, and contractors. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and cybersecurity are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and compliance with them can be difficult. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources in order to comply with laws, regulations, and other obligations relating to privacy and cybersecurity. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or cybersecurity laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.
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
Some of our research has been funded by grants from U.S. government agencies. In conjunction with the Advanced Research Projects Agency-Energy grant we received from the Department of Energy, we granted to the United States a non-exclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States inventions related to iron flow technology made within the scope of the grant. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents and technical data, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention or technical data for noncommercial purposes. U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic progress reporting, foreign manufacturing restrictions and march-in rights. Therefore, if we failed to disclose to the Department of Energy an invention made with grant funds that we disclosed to patent counsel or for publication, or if we elect not to retain title to the invention, the United States may request that title to the subject invention be transferred to it.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”) and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage projects. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, are not self-executing and require further guidance from the Internal Revenue Services (“IRS”) and Treasury Department (“Treasury”), which has and will continue to be issued and interpreted in the coming months and years. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the

IRA may enable companies producing shorter duration lithium ion batteries to compete with us through added volume of cells at lower cost.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, beginning in January 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period such expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively, and as a result, we recognized a deferred tax asset for the future tax benefit of the amortization deductions of these capitalized research and development expenditures.
Also, the IRA introduced a new non-deductible excise tax of 1% on certain share repurchases by corporations. This 1% excise tax will generally apply to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.
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
As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $166.3 million and $202.4 million, respectively. U.S. federal net operating loss carryforwards (“NOLs”) generated after December 31, 2017 do not expire, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of our current year taxable income. Our remaining U.S. federal NOLs will expire beginning in 2032. Our state NOLs may also be subject to certain limitations. It is possible that we will not generate taxable income in time to use our NOLs before their expiration (if applicable) or at all.
Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to the Company.
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
We have applied for patents in multiple jurisdictions, including the United States, Europe, Australia, Japan and China, and under the Patent Cooperation Treaty, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated or may be unprotectable. Government actions may also undermine our intellectual property rights.
Our intellectual property may be stolen or infringed. In the event of such theft or infringement, we may be required to initiate lawsuits to protect our significant investment in our intellectual property. So far, we have been neither the subject of any lawsuits challenging the ownership or validity of our intellectual property, nor have we been required to initiate any lawsuits to protect our intellectual property. However, any such lawsuits may consume management and financial resources for long periods of time and may not result in outcomes that are favorable or readily enforceable, which may adversely affect our business, financial condition or results of operations.
Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may also be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we will face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, then we may be required to develop or license a non-infringing alternative, either of which could require significant effort and expense. If we cannot license or develop a non-infringing alternative, we would be forced to revise, limit or stop sales of our offerings and may be unable to effectively compete and subject to termination and indemnification obligations under our contracts. Any of these results would adversely affect our business, financial condition and results of operations.
Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with the commercialization of our products.
Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition, there are numerous academic papers and other publications in our field of technology. As a result, our existing or pending patents may be subject to challenge on the basis of prior art. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed and we are issued patents in accordance with them, we are still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, financial condition and results of operations.
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
We have filed registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.
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
As of December 31, 2023, we had outstanding Public Warrants to purchase an aggregate of 11,461,227 shares of our common stock. The exercise price of each of the Public Warrants is $11.50 per share.
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
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 12, Common Stock Warrants, to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.
The Public Warrants may be amended in a manner adverse to a holder if holders of 65% of the then outstanding Public Warrants approve of such amendment.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and STWO. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
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
Our common stock and our Public Warrants are listed on the NYSE under the symbols “GWH” and “GWH.W”, respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct regular technical risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We also conduct periodic programmatic risk assessments including identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; evaluate how to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Vice President of Information and Business Systems who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and annual policy acknowledgments.
We engage external cyber vendor consultants, auditors, and other third parties in connection with our risk assessment processes. These service providers assist us to assess, design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We review the ability of third-party service providers to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our Company.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.”
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk function in coordination with the oversight and periodic review of the audit committee.
Our Vice President of Information and Business Systems and members of our management team in accordance with our cybersecurity incident response plan, which includes the following members from the following function – legal, IT, finance, audit, operations, engineering, human resources, communications, and additional executives as applicable under the plan – and external cybersecurity support providers (collectively, “IRP stakeholders”), are primarily responsible to assess and manage our material risks from cybersecurity threats.
Our Vice President of Information and Business Systems and our IRP stakeholders oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Vice President of Information and Business Systems has an advanced degree in management information systems and has managed the Company’s IT processes and policies inclusive of cybersecurity matters throughout his tenure at the Company, in addition to many years of prior experience in various technology roles at a large U.S. public company. He is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by working with the IT department and external vendors to implement our security risk management, including through the use of both automated and manual tools and reporting, in accordance with the Company’s incident response plan and Company cybersecurity policies.
Our Vice President of Information and Business Systems provides quarterly briefings to the audit committee and board of directors regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Wilsonville, Oregon. The approximately 200,000 square foot facility contains both our corporate, engineering, and administrative functions as well as our automated and semi-automated battery manufacturing lines. During 2023, the facility had the capacity to manufacture approximately 800 MWh of batteries annually. We are currently in the process of procuring a new automated battery manufacturing line sized at 600 MWh and plan to retire our original semi-automated line (112 MWh), thus bringing our total battery manufacturing capacity to 1.288 GWh annually.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the NYSE under the symbol “GWH” and our Public Warrants are listed on the NYSE under the symbol “GWH.W”. As of March 8, 2024, there were 59 holders of record of our common stock and one holder of record of our Public Warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act (other than shares that were repurchased pursuant to net settlement to satisfy tax withholding obligations of plan participants upon the vesting of restricted stock unit awards).
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sales of Unregistered Securities
The Company had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, they are environmentally sustainable and substantially recyclable.
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. Our founders, Craig Evans and Dr. Julia Song, began advancing this technology in 2011 and formed Legacy ESS. Our team has significantly enhanced the technology, improved the round-trip efficiency and developed an innovative solution to the hydroxide build-up problem that plagued previous researchers developing iron flow batteries. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, which works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the electrolytes’ pH levels.
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing several products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that offers energy storage ranging from six to twelve-hour duration. Our second, larger scale energy storage product, the Energy Center, is currently being designed for “front-of-the-meter” (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers. Our core technology components in the Energy Warehouse and the Energy Center also are under development for integration into third-party systems.
Recent Developments
Transition to Commercial Inventory Accounting
We have historically been in the research and development phase for accounting purposes. On a quarterly basis we had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, we transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023 (the “Transition Date”). As a result of the transition, all inventoriable costs incurred are capitalized, net of any lower of cost or net realizable value (“LCNRV”) charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date.
Honeywell Agreements
On September 21, 2023, we entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Honeywell ACS Ventures LLC (“Honeywell Ventures”), an affiliate of Honeywell, which became a related party as a result. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the Company and we issued 16,491,754 shares of common stock and a warrant to issue up to 10,631,633 shares of common stock (the “Investment Warrant”) to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to us, we issued a warrant to issue up to 6,269,955 shares of common stock (the “IP Warrant”) to UOP.
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
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2023, we expect our indirect cost of goods and operating expenses to increase as we ramp up our manufacturing and sales activities. We further expect an increase in expenses related to the implementation of cost reduction projects and initiatives in our supply chain, manufacturing engineering and research and development functions. We also anticipate some higher general and administrative expenses related to operating as a public company. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers, second-generation Energy Warehouses, and core technology component productization. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. Potentially as a result of these macroeconomic forces, during the 2023 we have experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue in 2024.
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
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which extends the availability of investment tax credits and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033 and has been expanded to include stand-alone battery storage projects. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as implementing regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 14, Government Grants, to our consolidated financial statements, starting in 2023, there are PTCs that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. We expect these credits will have positive impact on our gross margins in the future.
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
As discussed above, commencing with the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. Following the Transition Date, cost of revenue is primarily driven by direct material, labor, freight and overhead expenses. Cost of revenue also includes LCNRV charges, warranty costs, losses on unfulfilled noncancellable purchase commitments, obsolescence charges, and fulfillment costs. Cost of revenue does not include inventory previously expensed during the research and development phase prior to the Transition Date. We expect revenue and cost of revenue to increase as we scale the business and deliver our energy storage products to customers.
Operating expenses
Research and development expenses
Following the Transition Date, research and development expenses consist of materials, supplies, personnel-related expenses, allocated facilities costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. Prior to the Transition Date, research and development expenses also included direct product development material costs, including freight charges, and warranty-related costs. Our research and development costs have decreased following the transition to commercial inventory accounting in the third quarter of 2023; however, we continue to perform research and development activities to further expand our product roadmap.
Sales and marketing expenses
Sales and marketing expenses consist primarily of salaries, bonuses, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business.
General and administrative expenses
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, such as facility-related expenses, and supplies. We expect some of our general and administrative expenses to increase as we expand our operations and manufacturing capacity to support the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Other income (expenses), net
Interest income, net
Interest income, net consists primarily of earned income on our cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates. Interest income is partially offset by interest expense on our notes payable.
Gain on revaluation of common stock warrant liabilities
Gain on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
The following table sets forth ESS’ operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$7,540	$894	$6,646	743%
Cost of revenue	20,495	—	20,495	100
Gross profit (loss)	(12,955)	894	(13,849)	NM
Operating expenses:
Research and development	42,632	71,979	(29,347)	(41)
Sales and marketing	7,744	6,938	806	12
General and administrative	22,574	27,469	(4,895)	(18)
Total operating expenses	72,950	106,386	(33,436)	(31)
Loss from operations	(85,905)	(105,492)	19,587	(19)
Other income (expenses), net:
Interest income, net	5,262	2,187	3,075	141
Gain on revaluation of common stock warrant liabilities	2,292	25,788	(23,496)	(91)
Other income (expense), net	773	(452)	1,225	N/M
Total other income, net	8,327	27,523	(19,196)	N/M
Net loss and comprehensive loss to common stockholders	$(77,578)	$(77,969)	$391	(0.5)%
__________________
N/M = Not meaningful
Revenue
Revenue for the year ended December 31, 2023 was $7.5 million compared to $0.9 million for the year ended December 31, 2022. We commenced shipping of our second-generation Energy Warehouses in the third quarter of 2021 and we received final customer acceptance for the initial units shipped and began recognizing revenue in 2022. Revenue increased as we ramped up production and commercialization of our products following acceptance of the initial units in 2022. During 2023 other revenue also included engineering services the Company performed in support of a customer project site and revenue earned for services performed to date under project contracts that were ultimately terminated.
Cost of revenue
Cost of revenue for the year ended December 31, 2023 was $20.5 million. During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred. As the production costs for our units significantly exceed their selling price, after the transition to commercial inventory accounting, we began recognizing LCNRV charges. Additionally, losses on purchase commitments and inventory write-downs are recorded as cost of revenue. Refer to Note 2, Significant Accounting Policies, to our consolidated financial statements for further details on the accounting impact of this transition.
Operating expenses
Research and development expenses
Research and development expenses decreased by $29.3 million, or 41%, from $72.0 million for the year ended December 31, 2022 to $42.6 million for the year ended December 31, 2023. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date.
Sales and marketing expenses
Sales and marketing expenses increased by $0.8 million, or 12%, from $6.9 million for the year ended December 31, 2022 to $7.7 million for the year ended December 31, 2023. The increase is driven by an increase in personnel-related expenses due to expanded sales headcount and an increase in external marketing costs.
General and administrative expenses
General and administrative expenses decreased by $4.9 million, or 18%, from $27.5 million for the year ended December 31, 2022 to $22.6 million for the year ended December 31, 2023. The decrease is due primarily to reduced board member and executive stock-based compensation expense, decreased insurance costs, and decreased professional and outside services costs, partially offset by increased payroll related expenses.
Other (expense) income, net
Interest income, net
Interest income, net increased by $3.1 million from $2.2 million of interest income, net for the year ended December 31, 2022 to $5.3 million of interest income, net for the year ended December 31, 2023. The change resulted from a decrease in interest expense resulting primarily from a decrease in outstanding notes payable for 2023 compared to 2022 and an increase in interest income driven by interest earned on our short-term investment portfolio during 2023.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $2.3 million for the year ended December 31, 2023 and a gain of $25.8 million for the year ended December 31, 2022. The changes in fair value of common stock warrant liabilities was driven by changes in the market price of our common stock over the respective period.
Other income (expense), net
Other income (expense), net for the year ended December 31, 2023 was $773 thousand of income and $452 thousand of expense for the year ended December 31, 2022. The change is a result of an increase in funding received from federal agencies for our research and development activities in 2023 as well the increase in unrealized gains rather than unrealized losses reported on trading securities.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of December 31, 2023, we had an accumulated deficit of $696.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as we scale our operations to achieve positive unit economics. As of December 31, 2023, we had unrestricted cash and cash equivalents of $20.2 million, which is available to fund future operations, and short-term investments of $87.9 million. We believe that our unrestricted cash and cash equivalents and short-term investments as of December 31, 2023 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of this Annual Report on Form 10-K. Beyond 12 months, we may need additional cash resources to the extent our current resources are insufficient to satisfy our cash requirements. Therefore, we may seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
In March 2020, we borrowed $4.0 million through a note payable with Silicon Valley Bank (“SVB”) that was secured by significantly all of our property, except for intellectual property. The note bore interest at 0.50% below the bank’s prime rate. On July 7, 2023, we elected to repay the note payable in full with a payment of $1.0 million covering the outstanding principal balance, interest and a final payment due of $200 thousand. As of December 31, 2023 there was no outstanding principal balance related to this note. See Note 10, Borrowings to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2022, we had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of December 31, 2023, the letter of credit was reduced to $75 thousand. As of December 31, 2023, the letter of credit was secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the years ended December 31, 2023 and 2022.
On September 1, 2022, we executed a standby letter of credit with CitiBank, N.A. for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of December 31, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the years ended December 31, 2023 and 2022.
On March 9, 2023, we executed a standby letter of credit with SVB for $200 thousand in support of our customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of America. The letter of credit is in effect until March 9, 2024. As of December 31, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the year ended December 31, 2023.
On September 21, 2023 we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which Honeywell Ventures invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and the Investment Warrant exercisable for up to 10,631,633 shares of Common Stock.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(54,896)	$(81,620)
Net cash provided by (used in) investing activities	15,071	(117,884)
Net cash provided by (used in) financing activities	25,653	(4,073)
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
Net cash used in operating activities was $54.9 million for the year ended December 31, 2023, which is comprised of net loss of $77.6 million, adjusted for noncash interest income of $3.6 million and changes in the fair value of warrant liabilities of $2.3 million, partially offset by inventory write-downs and losses on noncancellable purchase commitments of $11.9 million, stock-based compensation of $10.6 million, and depreciation expense of $6.5 million. Net changes in operating assets and liabilities used $1.6 million of cash driven by cash collections on accounts receivable, an increase in prepaid expenses and other current assets, accrued product warranties and deferred revenue, partially offset by inventory purchases and decreases in accrued and other current liabilities, accounts payable and operating lease liabilities.
Net cash used in operating activities was $81.6 million for the year ended December 31, 2022, which is comprised of net loss of $78.0 million and noncash changes in the fair value of warrant liabilities of $25.8 million, partially offset by stock-based compensation of $11.9 million. Net changes in operating assets and liabilities provided $8.5 million of cash driven by increases in accounts payable, accrued and other current liabilities, accrued product warranties, and deferred revenue, partially offset by increases in accounts receivable, prepaid expenses and other assets, and a decrease in operating lease liabilities.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $15.1 million for the year ended December 31, 2023, which related to maturities of short-term investments partially offset by purchases of property and equipment.
Net cash used in investing activities was $117.9 million thousand for the year ended December 31, 2022, which related to purchases of short-term investments and purchases of property and equipment, primarily for our investment in automating production.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination, the Honeywell agreements, and the issuance of debt and equity securities and loan agreements.
Net cash provided by financing activities was $25.7 million for the year ended December 31, 2023 and consisted of $27.1 million of proceeds from the issuance of common stock and common stock warrants, net of issuance costs, proceeds from contributions to our ESPP of $541 thousand and stock options exercised of $237 thousand, partially offset by principal payments on notes payable of $1.7 million and repurchases of shares from employees for income tax withholding purposes of $310 thousand.
Net cash used in financing activities was $4.1 million for the year ended December 31, 2022 and consisted of repurchases of shares from employees for income tax withholding purposes of $2.8 million and payments on notes payable of $1.9 million, partially offset by proceeds from contributions to our ESPP of $492 thousand.

Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of December 31, 2023 consist of lease commitments and three standby letters of credit. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the years ended December 31, 2023 and 2022. Additionally, we are committed to non-cancellable purchase commitments of $0.6 million as of December 31, 2023 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
As discussed in Note 1, Description of Business and Basis of Presentation, to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K, we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting commencing with the third quarter of 2023. Refer to Note 2, Significant Accounting Policies, to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K, for full details on the accounting impacts of the transition.
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
Revenue Recognition
Revenue is earned from the sales of energy storage systems and related services and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery, commissioning of the system, and completion of final site testing.
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
Product Warranties

We generally provide a standard warranty for a period of one year and an optional extended warranty. The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The extended warranty is considered a distinct service and is accounted for as a performance obligation where a portion of the transaction price is allocated to that performance obligation.
We accrue an estimate of warranty costs at the time of recording the revenue for a unit. Warranty accruals include management’s best estimate of the projected costs to repair or replace any items under warranty, which is based on various factors including actual claim data to date.
Initial warranty data is limited at the early stage in the commercialization of our products. Thus, it is likely that as we sell additional energy storage systems, we will acquire additional information on the components requiring repair or replacement as well as the projected costs to repair or replace items under warranty which may result in a material difference between our estimated costs and our actual costs. We review our warranty accrual at least quarterly and adjust our estimates as needed to ensure our accruals are adequate to meet expected future warranty obligations. Adjustments to warranty accruals were recorded to research and development expenses when the Company was in the research and development phase and are now recorded to cost of revenue following the transition to commercial inventory as of the Transition Date.
Recently Issued Accounting Standards
See Note 2, Significant Accounting Policies to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period for as long as we remain an emerging growth company, although we may decide to early adopt new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise reported under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and report are included in Item 8:

REPORT OF KPMG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
ESS Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESS Tech, Inc. and subsidiary (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Portland, Oregon

March 13, 2024

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESS Tech, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESS Tech, Inc. (the Company) as of December 31, 2022, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2020 to 2023.

Portland, Oregon

March 1, 2023

ESS Tech, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,165	$34,767
Restricted cash, current	1,373	1,213
Accounts receivable, net	1,990	4,952
Short-term investments	87,899	105,047
Inventory	3,366	—
Prepaid expenses and other current assets	3,305	5,657
Total current assets	118,098	151,636
Property and equipment, net	16,266	17,570
Intangible assets, net	4,923	—
Operating lease right-of-use assets	2,167	3,401
Restricted cash, non-current	945	675
Other non-current assets	833	271
Total assets	$143,232	$173,553
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,755	$3,036
Accrued and other current liabilities	10,755	14,125
Accrued product warranties	2,129	1,643
Operating lease liabilities, current	1,581	1,421
Deferred revenue, current	2,546	6,168
Notes payable, current	—	1,600
Total current liabilities	19,766	27,993
Notes payable, non-current	—	315
Operating lease liabilities, non-current	957	2,535
Deferred revenue, non-current	3,835	2,442
Deferred revenue, non-current - related parties	14,400	—
Common stock warrant liabilities	917	3,209
Other non-current liabilities	—	85
Total liabilities	39,875	36,579
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 174,211,911 and 153,821,339 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	18	16
Additional paid-in capital	799,496	755,537
Accumulated deficit	(696,157)	(618,579)
Total stockholders’ equity	103,357	136,974
Total liabilities and stockholders’ equity	$143,232	$173,553
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue:
Revenue	$7,537	$610
Revenue - related parties	3	284
Total revenue	7,540	894
Cost of revenue	20,495	—
Gross profit (loss)	(12,955)	894
Operating expenses:
Research and development	42,632	71,979
Sales and marketing	7,744	6,938
General and administrative	22,574	27,469
Total operating expenses	72,950	106,386
Loss from operations	(85,905)	(105,492)
Other income (expenses), net:
Interest income, net	5,262	2,187
Gain on revaluation of common stock warrant liabilities	2,292	25,788
Other income (expense), net	773	(452)
Total other income, net	8,327	27,523
Net loss and comprehensive loss to common stockholders	$(77,578)	$(77,969)

Net loss per share - basic and diluted	$(0.48)	$(0.51)

Weighted average shares used in per share calculation - basic and diluted	159,958,645	152,676,155
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	151,839,058	$16	$745,753	$(540,610)	$205,159
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	2,226,463	—	657	—	657
Cancellation of shares used to settle payroll tax withholding	(244,202)	—	(2,808)	—	(2,808)
Warrants issued	—	—	46	—	46
Warrants exercised	20	—	—	—	—
Stock-based compensation expense	—	—	11,889	—	11,889
Net loss	—	—	—	(77,969)	(77,969)
Balance as of Balance as of December 31, 2022	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	3,898,818	—	468	—	468
Stock-based compensation expense	—	—	10,635	—	10,635
Issuance of common stock and common stock warrants, net of issuance costs of $368 thousand	16,491,754	2	32,856	—	32,858
Net loss	—	—	—	(77,578)	(77,578)
Balance as of December 31, 2023	174,211,911	$18	$799,496	$(696,157)	$103,357
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,578)	$(77,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,513	1,523
Non-cash interest income	(3,635)	(1,349)
Non-cash lease expense	1,234	1,134
Stock-based compensation expense	10,635	11,889
Inventory write-down and losses on noncancellable purchase commitments	11,932	—
Change in fair value of common stock warrant liabilities	(2,292)	(25,788)
Other non-cash income and expenses, net	(60)	483
Changes in operating assets and liabilities:
Accounts receivable, net	3,633	(1,886)
Inventory	(14,661)	—
Prepaid expenses and other current assets	2,422	(311)
Accounts payable	(229)	1,464
Accrued and other current liabilities	(3,378)	6,789
Accrued product warranties	486	1,643
Deferred revenue	11,500	1,881
Operating lease liabilities	(1,418)	(1,123)
Net cash used in operating activities	(54,896)	(81,620)

Cash flows from investing activities:
Purchases of property and equipment	(5,790)	(14,180)
Maturities and purchases of short-term investments, net	20,861	(103,704)
Net cash provided by (used in) investing activities	15,071	(117,884)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	27,132	—
Payments on notes payable	(1,733)	(1,900)
Proceeds from stock options exercised	237	—
Repurchase of shares from employees for income tax withholding purposes	(310)	(2,808)
Proceeds from contributions to Employee Stock Purchase Plan	541	492
Proceeds from warrants exercised	—	165
Other, net	(214)	(22)
Net cash provided by (used in) financing activities	25,653	(4,073)

Net change in cash, cash equivalents and restricted cash	(14,172)	(203,577)
Cash, cash equivalents and restricted cash, beginning of period	36,655	240,232
Cash, cash equivalents and restricted cash, end of period	$22,483	$36,655
See accompanying notes to consolidated financial statements

ESS Tech, Inc.
Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,670	$1,625
Cash paid for interest	—	154
Non-cash investing and financing transactions:
Common stock warrants issued for the acquisition of intangible assets	4,990	—
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	704	1,358
Right-of-use operating lease assets obtained in exchange for lease obligations	—	4,534
Right-of-use finance lease assets obtained in exchange for lease obligations	—	123
Warrant vested under contracts with customers	—	46

Cash and cash equivalents	$20,165	$34,767
Restricted cash, current	1,373	1,213
Restricted cash, non-current	945	675
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$22,483	$36,655
See accompanying notes to consolidated financial statements

ESS TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES
Description of Business—ESS Tech, Inc. is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring four or more hours of flexible energy capacity predominantly using earth-abundant materials. The Company has historically been in the research and development phase. On a quarterly basis the Company had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, the Company transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023.
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. for the purpose of effecting a business combination. On October 8, 2021, the Company consummated a business combination pursuant to the merger agreement, dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO, and ESS Tech, Inc., a Delaware corporation, wherein Merger Sub merged with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO. On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp.” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the ticker symbols “GWH” and “GWH.W,” respectively.
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
2.SIGNIFICANT ACCOUNTING POLICIES
As discussed in Note 1, Description of Business and Basis of Presentation, during the third quarter of 2023 the Company reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting on the Transition Date. As a result of the transition, all inventoriable costs incurred are capitalized, net of any LCNRV charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date.
Segment Information—The Company has determined that its Chief Executive Officer (“CEO”) is its chief operating decision maker. The CEO reviews financial information for purposes of assessing performance and making decisions on how to allocate resources. The Company has determined that it operates in a single reportable segment.
Substantially all of the Company’s operations and long-lived assets were attributable to operations in the United States as of December 31, 2023 and 2022.
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, but are not limited to, inventory valuation, product warranty liabilities, standalone selling prices, the fair value of the Company’s investments and warrant liabilities, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable, net in the consolidated balance sheets. The Company had no allowance for expected credit losses recorded at either December 31, 2023 or 2022.
Inventory—As of the Transition Date, inventory consists of raw materials, work in progress, and finished goods, and is stated on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery. Obsolete inventories are written off to cost of revenue. Should the Company’s estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company’s estimates may result in a material charge to its reported financial results.
Property and Equipment, Net—Property and equipment are stated at cost, net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are expensed in the consolidated statements of operations and comprehensive loss as incurred. Expenditures which materially change capacities, or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses the alternative use of an asset, the condition of the asset and the current market demand to determine if an asset is impaired. No impairment loss was recognized during the years ended December 31, 2023 and 2022.
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
Revenue Recognition—Revenue is primarily earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied, which includes estimates for variable consideration (e.g., liquidated damages). For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, based primarily on shipping terms within individual customer contracts, unless specific customer acceptance criteria must be met, in which case revenue is deferred until customer acceptance has been received. No right of return exists on sales of energy storage systems.
Performance obligations for services, including the optional extended warranty and ongoing operations and maintenance program provided to customers, are satisfied over time as the respective services are performed.
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
The Company invoices customers in accordance with customer agreements, which in certain circumstances may be in advance of recognizing revenue if the Company has not satisfied the associated performance obligations. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including but not limited to shipment readiness, delivery, commissioning of the system, and completion of final site testing. Advanced customer payments and unsatisfied performance obligations are recognized as deferred revenue in the consolidated balance sheets.
Sales tax collected from customers is recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability until remitted to governmental authorities. Shipping and handling, freight costs and other reimbursable costs are accounted for as fulfillment activities and included in revenue.
Cost of Revenue—As of the Transition Date, cost of revenue includes the cost of the energy storage systems delivered, installed and commissioned during the year. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, adjustments to warranty expense, LCNRV charges, unfulfilled noncancellable purchase commitment expense, shipping and logistics costs, and provisions for excess and obsolete inventory. Additionally, cost of revenue benefits from production credits earned.
Product Warranties—Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a standard warranty for a period of one year and an optional extended warranty. The standard warranty is accounted for as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications and does not represent a separate performance obligation. The extended warranty is considered a service-type warranty which is a distinct service and a portion of the transaction price is allocated to that performance obligation.
Costs to provide for standard warranty obligations are estimated and recorded as a liability at the time revenue is recognized on the sale of the energy storage system. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date. Initial accruals and adjustments to warranty reserves were recorded to research and development expenses when the Company was in the research and development phase and are now recorded to cost of revenue following the transition to commercial inventory accounting as of the Transition Date.
Sales and Marketing—Sales and marketing expenses consist primarily of salaries, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships and participation. Advertising costs are expensed as incurred.
Research and Development—Research and development costs are expensed as incurred and, as of the Transition Date, consist of materials, supplies, personnel-related expenses, allocated facilities costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. Substantially all of the Company’s research and development expenses are related to improving existing products and developing new products and related technologies. Prior to the Transition Date, research and development costs also included direct product development material costs, including freight charges, and product development personnel-related expenses, warranty-related costs, depreciation charges, overhead related costs, consulting services, and other direct expenses.
The Company receives funding from federal agencies for research and development activities related to its products. Under certain circumstances, up to the entire amount of funding may need to be repaid to the grantor in the form of a success fee in future periods if the Company monetized the results of the activities funded by the grantor. The portion of such funding the Company may be required to pay in certain circumstances is recorded in accrued and other current liabilities in the consolidated balance sheets and was $452 thousand as of December 31, 2022.

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
Stock-Based Compensation— The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to stock-based awards with performance conditions is recognized over the requisite service period when achievement of the performance conditions is probable. The compensation expense related to stock-based awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options and RSUs.
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
ASC 740, Accounting for Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a full valuation allowance for these tax benefits for the years ended December 31, 2023 and 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
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
Emerging Growth Company—Pursuant to the JOBS Act of 2012, Section 102(b)(1), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company also intends to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as the Company qualifies as an emerging growth company.
Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU may have on the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. This authoritative guidance will be effective for the Company starting in fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company's disclosures.
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
3.INVENTORY
Inventory consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$7,740	$—
Work in process	1,236	—
Finished goods	5,685	—
Inventory, gross	$14,661	$—
Net realizable value adjustment	(11,295)	—
Inventory	$3,366	$—
The Company recorded a $11.3 million charge to reflect the LCNRV of inventory during the year ended December 31, 2023 and none in the prior year within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. The Company has firm purchase commitments and recorded LCNRV losses of $637 thousand related to these firm purchase commitments as of December 31, 2023 to cost of revenue in the Company’s consolidated statements of operation and comprehensive loss. These LCNRV losses related to firm purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the consolidated balance sheets as of the Transition Date. For further details, refer to Note 11, Commitments and Contingencies.
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Insurance	$521	$2,033
Vendor advances	936	3,147
Grants receivable	824	—
IT related	401	390
Contract assets	253	—
Other	370	87
Total prepaid expenses and other current assets	$3,305	$5,657
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$17,669	$13,699
Furniture and fixtures	184	184
Leasehold improvements	3,232	3,115
Software	183	183
Construction in process	4,279	3,230
Total property and equipment	25,547	20,411
Less: accumulated depreciation	(9,281)	(2,841)
Total property and equipment, net	$16,266	$17,570
Depreciation expense was $6.4 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
6.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patents valued at $5.0 million under a Patent License Agreement with UOP, an affiliate of Honeywell, a related party. These patents were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 12, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the year ended December 31, 2023 was $67 thousand.
Intangible assets, net, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Patents	$4,990	$—
Less: accumulated depreciation	(67)	—
Intangible assets, net	$4,923	$—
Estimated future amortization expense of intangible assets as of December 31, 2023 are as follows (in thousands):

2024	$267
2025	267
2026	267
2027	267
2028	267
Thereafter	3,588
Total future amortization	$4,923
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Payroll and related benefits	$5,681	$2,948
Materials and related purchases	2,083	6,892
Professional and consulting fees	802	1,011
Amounts due to customers	545	770
Accrued capital purchases	327	1,093
Noncancellable purchase commitments	637	—
Other	680	1,411
Total accrued and other current liabilities	$10,755	$14,125
8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Year Ended December 31,
	2023	2022
Accrued product warranties - beginning of period	$1,643	$—
Accruals for warranties issued	3,412	2,612
Repairs and replacements	(1,416)	(969)
Adjustments to existing accruals	(1,510)	—
Accrued product warranties - end of period	$2,129	$1,643
9.LEASES
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
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
The Company does not record leases with a term of 12-months or less in the consolidated balance sheets. Short-term lease costs were immaterial for the year ended December 31, 2023.
Operating lease expense for the years ended December 31, 2023 and 2022 was $1.5 million. Finance lease costs for the years ended December 31, 2023 and 2022 were immaterial.
As of December 31, 2023, future maturities of lease liabilities are as follows (in thousands):

Operating Leases
2024	$1,720
2025	983
Thereafter	—
Total minimum lease payments	$2,703
Less: imputed interest	(165)
Present value of lease liabilities	$2,538
Weighted-average remaining lease term and discount rate are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	1.7	2.6
Weighted-average discount rate	7.5%	7.5%
10.BORROWINGS
Borrowings consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Total notes payable	$—	$1,915
Less current portion of notes payable	—	1,600
Notes payable, non-current	$—	$315
Notes Payable
As of December 31, 2022, the Company had $1.9 million of outstanding notes payable to a bank which were secured by all property of the Company, except for its intellectual property. The notes payable bore interest at 0.50% below the bank’s prime rate. The Company made monthly interest and principal payments on the notes payable based on the schedule defined in the agreement. On July 7, 2023, the Company elected to repay all outstanding notes payable with a payment of $1.0 million to First Citizens Bank. The transaction amount repaid the outstanding principal balance, interest and a final payment due of $200 thousand.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these consolidated financial statements.

Letters of Credit
As of December 31, 2022, the Company had a standby letter of credit with First Republic Bank totaling $725 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon. As of December 31, 2023 the letter of credit was reduced to $75 thousand and was secured by a restricted certificate of deposit account totaling $75 thousand recorded as restricted cash, non-current. There were no draws against the letter of credit during the years ended December 31, 2023 and 2022.
On September 1, 2022, the Company executed a standby letter of credit with CitiBank, N.A., for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. In June 2023, the letter of credit was transferred to Bank of America. As of December 31, 2023, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the year ended December 31, 2023.
On March 9, 2023, the Company executed a standby letter of credit with SVB for $200 thousand in support of the Company’s customs and duties due on imported materials. In June 2023, the letter of credit was transferred to Bank of America. The letter of credit is in effect until May 19, 2024. As of December 31, 2023, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the year ended December 31, 2023.
Purchase Commitments
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of December 31, 2023 and 2022, total unfulfilled noncancellable purchase commitments were $637 thousand and $1.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $7.7 million and $14.9 million as of December 31, 2023, and 2022, respectively.
As discussed in Note 2, Significant Accounting Policies, during the third quarter of 2023 the Company exited the research and development phase and entered the commercial inventory phase and began recording unfulfilled noncancellable purchase commitments as losses within cost of revenue in the consolidated statements of operations and comprehensive loss. Prior to the Transition Date, these purchase commitments were not recorded in the consolidated financial statements as they related to the Company’s research and development activities and not the production of commercial inventory.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties would work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the year ended December 31, 2023.
12.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	December 31, 2023	December 31, 2022
Public Warrants outstanding	11,461,227	7,377,893
Private Warrants outstanding:
Other Private Warrants outstanding	—	3,500,000
Earnout Warrants outstanding	—	583,334
SMUD Warrant outstanding	12,500	12,500
Honeywell Warrants outstanding:
Investment Warrant outstanding	10,631,633	—
IP Warrant outstanding	6,269,955	—
Performance Warrants outstanding	775,760	—
Total common stock warrants	29,151,075	11,473,727

As part of STWO’s initial public offering, 8,333,287 warrants to purchase common stock (the “Public Warrants”) were sold. The Public Warrants are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GWH.W.” The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants expire on October 8, 2026, five years after completion of the Business Combination, or earlier upon redemption or liquidation.
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.10 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares determined based on the redemption date fair market value of the shares, and if, and only if, the reported last sale price of common stock equals or exceeds $10.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
Simultaneously with STWO’s initial public offering, STWO issued in a private placement 4,666,667 warrants to purchase common stock (the “Private Warrants”) to STWO’s sponsor. In connection with the Business Combination, STWO’s sponsor agreed to forfeit 583,333 Private Warrants. Of the remaining 4,083,334 Private Warrants, 3,500,000 were immediately vested and 583,334 warrants (the “Earnout Warrants”) were vested upon meeting certain earnout milestone events on November 9, 2021. The Private Warrants, including the Earnout Warrants, automatically converted on a 1:1 basis into Public Warrants upon the transfer of such warrants by the initial holder to a third party during the fourth quarter of 2023.
The table below shows the common stock warrant activities during the year ended December 31, 2023:

	December 31, 2022	Issued	Exercised	Converted(1)	December 31, 2023
Earnout Warrants	583,334	—	—	(583,334)	—
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	(3,500,000)	—
Public Warrants	7,377,893	—	—	4,083,334	11,461,227
SMUD Warrant	12,500	—	—	—	12,500
Investment Warrant	—	10,631,633	—	—	10,631,633
IP Warrant	—	6,269,955	—	—	6,269,955
Performance Warrants	—	775,760	—	—	775,760
Total common stock warrants	11,473,727	17,677,348	—	—	29,151,075
(1) In accordance with the terms of the Warrant Agreement, dated September 16, 2020, by and between STWO and Continental Stock Transfer & Trust Company (“Continental”), as amended by the Assignment, Assumption and Agreement, dated October 8, 2021, by and among the Company, STWO, Continental and Computershare Trust Company, N.A. (as amended, the “Warrant Agreement”), the Private Warrants, including the Earnout Warrants, automatically converted on a 1:1 basis into Public Warrants upon the transfer of such warrants by the initial holder to a third party during the fourth quarter of 2023.
The table below shows the common stock warrant activities during the year ended December 31, 2022:

	December 31, 2021	Issued	Exercised	December 31, 2022
Earnout Warrants	583,334	—	—	583,334
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
Public Warrants	7,377,913	—	20	7,377,893
SMUD Warrant	—	12,500	—	12,500
Total common stock warrants	11,461,247	12,500	20	11,473,727
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company recorded a net decrease to the liabilities for Public Warrants of $2.3 million. For the year ended December 31, 2022, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (Excluding Earnout Warrants) of $25.8 million.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with SMUD, whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of December 31, 2023 and 2022, 12,500 shares underlying the warrant were vested.
Honeywell Warrants
On September 21, 2023, the Company entered into the Purchase Agreement with Honeywell Ventures, an affiliate of Honeywell, a related party. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and a warrant to issue up to 10,631,633 shares of common stock to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the Company, the Company issued a warrant to issue up to 6,269,955 shares of common stock to UOP. The Investment Warrant has an exercise price of $1.89, and the IP Warrant has an exercise price of $2.90. Each warrant will expire on September 21, 2028.
On September 21, 2023, the Company and UOP also entered into the Supply Agreement, pursuant to which UOP may purchase equipment supplied by the Company. Pursuant to the Supply Agreement, the Company agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial performance warrant to issue up to 775,760 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional performance warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. The initial Performance Warrant has an exercise price of $1.45 and the additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such Performance Warrant is being issued. The initial Performance Warrant expires on September 21, 2028 and each additional Performance Warrant will have a five-year term from its respective date of issuance.
13.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s consolidated statements of operations and comprehensive loss during the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Cost of revenue	$1,753	$—
Research and development	2,696	2,856
Sales and marketing	816	456
General and administrative	5,370	8,577
Total stock-based compensation	$10,635	$11,889

2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and RSUs. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 8,700,000 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 26,310,000 shares of common stock as of December 31, 2023.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. The fair market value of RSUs is set at the closing sales price of the Company’s common stock at the date of grant. Employee new hire grants generally cliff vest 1/4th at the end of the first year and then vest 1/16th each quarter over the remaining three years. Grants expire 10 years from the date of grant. All other grants vest quarterly over four years.
As of December 31, 2023, there were 5,645,585 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the years ended December 31, 2023 and 2022 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($’000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2022	3,223,109	$1.01	7.39	$4,583	6,346,955	$6.10
Options and RSUs granted	378,110	1.51			11,581,684	1.21
Options exercised and RSUs released	(703,550)	0.34			(2,892,339)	3.42
Options and RSUs forfeited	(299,287)	0.46			(1,873,932)	3.31
Balances as of December 31, 2023	2,598,382	$1.33	6.25	$1,422	13,162,368	$2.79
Options vested and exercisable - December 31, 2022	1,947,123	$0.76	7.06	$3,244
Options vested and exercisable - December 31, 2023	1,775,256	$1.10	5.62	$1,198
The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The aggregate intrinsic value of the options exercised was $0.9 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. For options granted during the years ended December 31, 2023 and 2022, respectively, the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $1.13 and $5.23 per option, respectively.
In accordance with ASC 718, the fair value of each option grant has been estimated as of the date of grant using the following weighted average assumptions:

	2023	2022
Risk-free rate	4.38%	1.64%

Expected volatility	87.08%	73.95%
Expected term	6 years	6 years
Expected dividends	—	—
As of December 31, 2023, there was approximately $26.0 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted average period of 2.76 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the years ended December 31, 2023 and 2022 was $324 thousand and $270 thousand, respectively.
14.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,126	$—	$10,126
U.S. Treasury securities	—	54,681	54,681
Total Level 1	10,126	54,681	64,807
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	12,447	12,447
Commercial paper	9,353	20,771	30,124
Total Level 2	9,430	33,218	42,648
Total assets measured at fair value	$19,556	$87,899	$107,455

	December 31, 2022
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$27,993	$—	$27,993
U.S. Treasury securities	—	19,944	19,944
Total Level 1	27,993	19,944	47,937
Level 2:
Certificate of deposit	75	—	75
U.S. agency securities	—	55,319	55,319
Commercial paper	5,972	29,784	35,756
Total Level 2	6,047	85,103	91,150
Total assets measured at fair value	$34,040	$105,047	$139,087

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	917	—	—	917
Total liabilities measured at fair value	$917	$—	$—	$917

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout warrant liabilities	$—	$163	$—	$163
Public common stock warrants	2,066	—	—	2,066
Private common stock warrants	—	980	—	980
Total liabilities measured at fair value	$2,066	$1,143	$—	$3,209
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s notes payable and accounts payable approximate their fair values due to their short maturities.
Level 1 Assets: The Company invests in money market funds and U.S. Treasury securities. These assets are valued using observable inputs that reflect quoted prices for securities with identical characteristics.
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
For trading securities held at the reporting date, net losses recorded during the year ended December 31, 2023 and 2022 were immaterial.

15.INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$46,616	$34,454
Tax credit carryforward	1,454	909
Equity compensation	1,560	737
Capitalized research and development expenses	19,644	16,946
Inventory reserve	3,159	—
Deferred revenue	1,002	—
Other	2,761	2,153
Total deferred tax assets	76,196	55,199
Valuation allowance	(75,590)	(54,261)
Deferred tax assets, net of valuation allowance	606	938
Deferred tax liabilities:
Right-of-use assets	(606)	(938)
Net deferred tax	$—	$—
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Included in the Act is the requirement to capitalize and amortize research and development expenditures beginning in 2022. Prior to 2022, the Company had been expensing these costs as incurred for tax purposes. The capitalization of the research and development expenditures resulted in a new deferred tax asset of $16.9 million in 2022, and which was offset by a valuation allowance, resulting in no significant impact to income tax expense for the year ended December 31, 2022.
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a valuation allowance for fiscal years 2023 and 2022. The valuation allowance increased by $21.3 million during the year ended December 31, 2023.
As of December 31, 2023, the Company has federal and state net operating loss carryforwards of $166.3 million and $202.4 million, respectively. Federal net operating losses generated prior to 2018 will start to expire in 2032. Federal net operating losses generated after 2017 do not expire. The state net operating losses will begin to expire in 2027. The Company also has federal and state research and development tax credit carryforwards totaling $2.9 million and $28 thousand, respectively. The federal research and development credit carryforwards begin to expire in 2039, unless previously utilized. The state research and development credit carryforwards do not expire.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2023	2022
Federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	6.8	7.2
Stock compensation	(1.9)	(0.2)
Non-deductible officer compensation	0.8	(1.4)
Warrant liabilities revaluation	0.6	6.6
Earnout Shares liabilities revaluation	—	0.4
Permanent differences	(0.1)	0.1
Research and development tax credits	0.5	0.8
Other	(0.1)	0.1
Valuation allowance	(27.6)	(34.6)
Effective tax rate	—%	—%
The changes in the Company's uncertain tax positions are summarized as follows (in thousands):

Balance as of December 31, 2021	$292
Additions related to prior year	—
Additions related to current year	613
Balance as of December 31, 2022	905
Additions related to prior year	170
Additions related to current year	382
Balance as of December 31, 2023	$1,457
During the years ended December 31, 2023 and 2022, the Company recognized uncertain tax positions of $382 thousand and $613 thousand, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not expect a material change to its unrecognized tax benefits over the next twelve months that would have an adverse effect on its operating results.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of 2023 and 2022.
The Company files federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all tax years since inception remain open to federal and state tax examination.
Utilization of net operating losses and research and development credit carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Code, as well as similar state provisions. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders. Due to the existence of the valuation allowance, limitations created by past ownership changes, if any, will not impact its effective tax rate.
16.GOVERNMENT GRANTS
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X, that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
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
The PTC is recorded as the applicable items are produced and sold. For the year ended December 31, 2023, the Company recognized PTC of $824 thousand as a reduction of cost of revenue on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, grant receivable related to the PTC in the amount of $824 thousand is recorded in prepaid expenses and other current assets on the consolidated balance sheets.
17.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Year Ended December 31,
	2023	2022
Product revenue	$5,103	$803
Service revenue	183	91
Other revenue	2,254	—
Total revenue	$7,540	$894
The majority of the Company’s revenue is derived from the product sales of energy storage systems. During 2023 other revenue included engineering services the Company performed in support of a customer project site and revenue earned for services performed to date under project contracts that were ultimately terminated. See Note 2, Significant Accounting Policies for further information regarding revenue recognition.
Contract Balances
Contract assets relate to unbilled amounts resulting from contract arrangements in which the related revenue recognition performance obligations have been satisfied, however invoicing to the customer has not yet occurred. Deferred revenue (or contract liabilities) relates to consideration received from customers in advance of the Company satisfying the revenue recognition performance obligations under the related contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period. Contract assets are included in prepaid expenses and other current assets and deferred revenue is presented separately on the consolidated balance sheets.
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2023	December 31, 2022
Contract assets	$253	11
Deferred revenue	20,781	8,610
Contract assets increased by $242 thousand during the year ended December 31, 2023 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue increased by $12.2 million during the year ended December 31, 2023, reflecting $19.0 million in customer advance payments, offset by the recognition of $6.3 million of revenue that was included in the deferred revenue balance at the beginning of the period, $506 thousand of deposits returned to customers, and $244 thousand of reclassifications to accrued and other current liabilities due to changes in the estimation of variable consideration.

Deferred revenue of $2.5 million is expected to be recognized within the next 12 months and non-current deferred revenue of $18.2 million is expected to be recognized thereafter.
18.DEFINED CONTRIBUTION PLAN
The Company has a 401(k) plan to provide defined contribution retirement benefits for all employees who have completed six months of service. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to annual limitations. The Company may make profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are always fully vested. For the years ended December 31, 2023 and 2022, the Company contributed $853 thousand and $674 thousand, respectively.
19.RELATED PARTY TRANSACTIONS
During the year ended December 31, 2023, the Company recognized revenue of $33 thousand for the sale of extended warranty services and reimbursable shipping and freight costs to related parties. During the year ended December 31, 2022, the Company recognized recorded revenue of $284 thousand for sales of energy storage systems and extended warranty services to related parties.
As of December 31, 2023, the Company had recorded deferred revenue of $1 thousand for sales of extended warranty services to related parties and $29 thousand of outstanding accounts receivable from related parties. As of December 31, 2022, the Company had recorded deferred revenue of $5 thousand for sales of energy storage systems to related parties.
Effective September 21, 2023, Honeywell became a related party as a result of the common stock and common stock warrants issued as described in Note 12, Common Stock Warrants. As of December 31, 2023, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $15.0 million in deferred revenue, with $600 thousand in current deferred revenue and $14.4 million in non-current deferred revenue, and an asset of $736 thousand for the value of the initial Performance Warrant issued to Honeywell within other non-current assets on the consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
20.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	2023	2022
Numerator:
Net loss attributable to common stockholders	$(77,578)	$(77,969)
Denominator:
Weighted-average shares outstanding – basic and diluted	159,958,645	152,676,155
Net loss per share – basic and diluted	$(0.48)	$(0.51)

Due to the net losses for the years ended December 31, 2023 and 2022, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	2023	2022
Stock options	2,598,382	3,223,109
RSUs	13,162,368	6,346,955
Warrants	29,151,075	11,473,727
Total	44,911,825	21,043,791

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously disclosed in the Company’s Form 8-K dated April 10, 2023, Ernst & Young LLP (“EY”), the Company’s predecessor auditor, informed the Company that it had declined to stand for re-election as the Company’s registered public accounting firm for the audit of the fiscal year ended December 31, 2023. There was no dispute between the Company and EY and EY continued to perform services for the Company in connection with the Company’s fiscal quarter ended March 31, 2023.
EY’s reports on the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company’s fiscal years ended December 31, 2022 and 2021, and in the subsequent interim period through April 10, 2023, (i) there were no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for (A) the material weakness in the Company’s internal controls over financial reporting disclosed in Part II, Item 9A of the Company’s Form 10-K for the fiscal year ended December 31, 2022, relating to the operating effectiveness of internal controls over the review and analysis of certain transactions within the Company’s financial statement close process, and (B) the material weaknesses in the Company’s internal controls over financial reporting disclosed in Part II, Item 9A of the Company’s Form 10-K for the fiscal year ended December 31, 2021, relating to (1) the identification and review of technical issues associated with research and development, raw materials purchase commitments and equity processes which resulted in adjustments to restate the 2019 financial statements and correct the 2020 financial statements; and (2) the review and analysis of certain transactions within the Company’s financial statement close process.
The Company determined that it remediated the material weakness related to the identification and review of technical issues associated with research and development, raw materials purchase commitments and equity processes as of December 31, 2021. The Company determined that it remediated the material weakness relating to the operating effectiveness of internal controls over the review and analysis of certain transactions within the Company’s financial statement close process as of December 31, 2023.
As previously disclosed in the Company’s Form 8-K dated May 3, 2023, on May 2, 2023, upon the completion of a Request for Proposal, the Audit Committee of the Board of Directors of the Company appointed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately.
During the Company’s two most recent fiscal years ended December 31, 2022 and 2021, and the subsequent interim period from January 1, 2023 to May 2, 2023, neither the Company, nor anyone on the Company’s behalf, consulted with KPMG regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on

Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023 following remediation of the material weakness described below.
Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting for so long as we qualify as an “emerging growth company,” as defined under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in “Remediation of a Material Weakness in Internal Control over Financial Reporting” below to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We designed and implemented remediation measures to address the material weakness previously identified in the 2022 Annual Report on Form 10-K, including hiring additional personnel and formalizing our internal control framework over the review and analysis of certain transactions within our financial statement close process. These actions were completed as of December 31, 2023, and the material weakness was remediated.
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
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference in our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference in our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG, LLP; Portland, Oregon; Auditor Firm ID: 185.
The information required by this item is incorporated by reference in our proxy statement relating to our 2024 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibit Listing

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Merger Agreement, dated as of May 6, 2021, by and among STWO, SCharge Merger Sub, Inc. and ESS Tech, Inc.	8-K	001-39525	2.1	May 7, 2021
3.1	Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.3	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1	Warrant Agreement, dated September 16, 2020, by and between STWO and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Description of securities					X
4.3	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021, by and among ESS, STWO, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare, Inc.	8-K	001-39525	4.2	October 15, 2021
4.4	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022

4.5	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.6	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.7	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.8	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
10.1	Form of Registration Rights Agreement	8-K	001-39525	10.4	May 7, 2021
10.2	Form of Subscription Agreement	8-K	001-39525	10.1	May 7, 2021
10.3	Stockholders’ Agreement, dated as of May 6, 2021, by and among ESS, SBE and BEV	8-K	001-39525	10.5	October 15, 2021
10.4#	Framework Agreement, dated as of March 31, 2021, by and between SBE US Holdings One, Inc. and ESS Tech, Inc.	S-4	333-257232	10.13	June 21, 2021
10.6	Office Lease Agreement, dated July 24, 2017, by and between ESS Tech, Inc. and Parkway Woods Business Park, LLC	S-4	333-257232	10.8	June 21, 2021
10.7†	Energy Storage Systems, Inc. 2014 Equity Incentive Plan	S-4	333-257232	10.6	June 21, 2021
10.8†	Amendment to ESS Tech, Inc. 2014 Equity Incentive Plan	S-4	333-257232	10.7	June 21, 2021
10.9†	2021 Equity Incentive Plan and form of award agreements thereunder	10-K	001-39525	10.9	March 2, 2023
10.10†	2021 Employee Stock Purchase Plan	10-K	001-39525	10.1	March 2, 2023
10.11†	Amended and Restated Outside Director Compensation Policy					X
10.12	Form of Indemnification Agreement	8-K	001-39525	10.2	October 15, 2021
10.13†	Employment Agreement, dated April 1, 2021, by and between ESS Tech, Inc. and Eric Dresselhuys	S-4	333-257232	10.10	June 21, 2021
10.14†	Employment Agreement, dated November 1, 2022, by and between ESS Tech, Inc. and Anthony Rabb	10-K	001-39525	10.14	March 2, 2023
10.15†	Employment Agreement, dated May 23, 2021, by and between ESS Tech, Inc. and Craig Evans	S-4	333-257232	10.11	June 21, 2021
10.16†	Common Stock and Warrant Purchase Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	10.1	November 14, 2023
10.17†	Executive Incentive Compensation Plan					X
16.1	Letter from Ernst & Young LLP	8-K	001-39525	16.1	April 14, 2023
16.2	Letter from Ernst & Young LLP	8-K	001-39525	16.1	May 3, 2023
21.1	List of Subsidiaries	S-1	333-260693	21.1	November 2, 2021

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
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
X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022	X
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
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

March 13, 2024
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Dresselhuys and Anthony Rabb, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2024.

Signature	Title

/s/ Eric P. Dresselhuys	Chief Executive Officer and Director
Eric P. Dresselhuys	(Principal Executive Officer)

/s/ Anthony Rabb	Chief Financial Officer
Anthony Rabb	(Principal Financial and Accounting Officer)

/s/ Harry Quarls	Chairman of the Board and Director
Harry Quarls

/s/ Michael Niggli	Founding Chairman and Director
Michael Niggli

/s/ Raffi Garabedian	Director
Raffi Garabedian

/s/ Rich Hossfeld	Director
Rich Hossfeld

/s/ Sandeep Nijhawan	Director
Sandeep Nijhawan

/s/ Kyle Teamey	Director
Kyle Teamey

/s/ Alexi Wellman	Director
Alexi Wellman