Form 10-Q
period 2024-03-31
ESS Tech, Inc.
filed 2024-05-08
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 3, 2024, the registrant had 174,918,926 shares of common stock, par value $0.0001, issued and outstanding.

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
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”); and
•other risks and uncertainties discussed in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$36,332	$20,165
Restricted cash, current	906	1,373
Accounts receivable, net	1,039	1,990
Short-term investments	53,220	87,899
Inventory	3,161	3,366
Prepaid expenses and other current assets	3,588	3,305
Total current assets	98,246	118,098
Property and equipment, net	16,928	16,266
Intangible assets, net	4,857	4,923
Operating lease right-of-use assets	1,841	2,167
Restricted cash, non-current	946	945
Other non-current assets	816	833
Total assets	$123,634	$143,232
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,910	$2,755
Accrued and other current liabilities	6,552	10,755
Accrued product warranties	3,322	2,129
Operating lease liabilities, current	1,548	1,581
Deferred revenue, current	5,555	2,546
Total current liabilities	19,887	19,766
Operating lease liabilities, non-current	610	957
Deferred revenue, non-current	—	3,835
Deferred revenue, non-current - related parties	14,400	14,400
Common stock warrant liabilities	917	917
Total liabilities	35,814	39,875
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 174,898,086 and 174,211,911 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	18	18
Additional paid-in capital	802,269	799,496
Accumulated deficit	(714,467)	(696,157)
Total stockholders’ equity	87,820	103,357
Total liabilities and stockholders’ equity	$123,634	$143,232

See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Revenue	$2,214	$371
Revenue - related parties	524	1
Total revenue	2,738	372
Cost of revenue	11,126	—
Gross profit (loss)	(8,388)	372
Operating expenses:
Research and development	3,546	17,732
Sales and marketing	2,034	1,852
General and administrative	5,526	5,287
Total operating expenses	11,106	24,871
Loss from operations	(19,494)	(24,499)
Other income (expenses), net:
Interest income, net	1,239	1,252
Gain on revaluation of common stock warrant liabilities	—	688
Other income (expense), net	(55)	658
Total other income, net	1,184	2,598
Net loss and comprehensive loss to common stockholders	$(18,310)	$(21,901)

Net loss per share - basic and diluted	$(0.10)	$(0.14)

Weighted-average shares used in per share calculation - basic and diluted	174,514,538	154,123,911
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	523,591	—	104	—	104
Stock-based compensation expense	—	—	2,059	—	2,059
Net loss	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	154,344,930	$16	$757,700	$(640,480)	$117,236

Balance as of December 31, 2023	174,211,911	$18	$799,496	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	686,175	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	174,898,086	$18	$802,269	$(714,467)	$87,820
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,310)	$(21,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	1,077
Non-cash interest income	(995)	(762)
Non-cash lease expense	326	299
Stock-based compensation expense	2,854	2,059
Inventory write-down and losses on noncancellable purchase commitments	(1,979)	—
Change in fair value of common stock warrant liabilities	—	(688)
Other non-cash (income) expenses, net	29	(48)
Changes in operating assets and liabilities:
Accounts receivable, net	1,309	4,330
Inventory	1,145	—
Prepaid expenses and other current assets	(266)	1,731
Accounts payable	153	(529)
Accrued and other current liabilities	(4,024)	(4,657)
Accrued product warranties	1,193	1,231
Deferred revenue	(1,184)	(306)
Operating lease liabilities	(380)	(346)
Net cash used in operating activities	(18,910)	(18,510)

Cash flows from investing activities:
Purchases of property and equipment	(953)	(2,610)
Maturities and purchases of short-term investments, net	35,645	74,668
Net cash provided by investing activities	34,692	72,058

Cash flows from financing activities:
Payments on notes payable	—	(400)
Proceeds from stock options exercised	—	104
Repurchase of shares from employees for income tax withholding purposes	(81)	—
Other, net	—	(7)
Net cash used in financing activities	(81)	(303)

Net change in cash, cash equivalents and restricted cash	15,701	53,245
Cash, cash equivalents and restricted cash, beginning of period	22,483	36,655
Cash, cash equivalents and restricted cash, end of period	$38,184	$89,900
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$449	$413
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	517	623
Transfers between inventory and property and equipment, net	1,051	—

Cash and cash equivalents	$36,332	$87,811
Restricted cash, current	906	1,413
Restricted cash, non-current	946	676
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$38,184	$89,900
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
The Company was originally incorporated as a Cayman Islands exempted company on July 21, 2020 as a publicly traded special purpose acquisition company under the name ACON S2 Acquisition Corp. (“STWO”) for the purpose of effecting a business combination. On October 8, 2021 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”) pursuant to the merger agreement, dated May 6, 2021, by and among STWO, SCharge Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of STWO (“Merger Sub”), and ESS Tech, Inc., a Delaware corporation (“Legacy ESS”), wherein Merger Sub merged with and into Legacy ESS, with Legacy ESS surviving as a wholly owned subsidiary of STWO. On the Closing Date, STWO changed its name from “ACON S2 Acquisition Corp.” to “ESS Tech, Inc.”, and its shares of common stock and warrants for shares of common stock commenced trading on the New York Stock Exchange under the ticker symbols “GWH” and “GWH.W,” respectively. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the sole remaining legal entity. As of April 1, 2024, the Company does not have any subsidiaries.
Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 13, 2024.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited consolidated financial statements and accompanying notes of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of July 1, 2023 (the “Transition Date”), the Company transitioned out of the research and development phase and into commercial inventory accounting. As a result of the transition, all inventoriable costs incurred are capitalized, net of any lower of cost or net realizable value (“LCNRV”) charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date. Refer to the accompanying notes of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details on the accounting policies resulting from the transition.

3.INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$6,778	$7,740
Work in process	2,284	1,236
Finished goods	3,403	5,685
Inventory, gross	$12,465	$14,661
Net realizable value adjustment	(9,304)	(11,295)
Inventory	$3,161	$3,366
The balance of the Company’s inventory was written down by $9.3 million and $11.3 million from its cost to its net realizable value as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company has LCNRV losses related to noncancellable purchase commitments which were $0.7 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed consolidated balance sheets. For further details, refer to Note 8, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$19,741	$17,669
Furniture and fixtures	231	184
Leasehold improvements	3,236	3,232
Software	183	183
Construction in process	3,972	4,279
Total property and equipment	27,363	25,547
Less accumulated depreciation	(10,435)	(9,281)
Total property and equipment, net	$16,928	$16,266
Depreciation and amortization expense related to property and equipment, net was $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 9, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three months ended March 31, 2024 was $67 thousand.
Intangible assets, net consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(134)	$4,857	$4,990	$(67)	$4,923

6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and related benefits	$2,676	$5,681
Materials and related purchases	1,910	2,083
Professional and consulting fees	910	802
Amounts due to customers	—	545
Accrued capital purchases	52	327
Noncancellable purchase commitments	650	637
Other	354	680
Total accrued and other current liabilities	$6,552	$10,755
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued product warranties - beginning of period	$2,129	$1,643
Accruals for warranties issued	2,583	1,504
Repairs and replacements	(1,083)	(273)
Adjustments to existing accruals	(307)	—
Accrued product warranties - end of period	$3,322	$2,874
8.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
Letters of Credit
The Company has a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. As of March 31, 2024 the letter of credit was recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $200 thousand in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2024. As of March 31, 2024, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
Purchase Commitments
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of March 31, 2024 and December 31, 2023, total unfulfilled noncancellable purchase commitments were $0.7 million and $0.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $7.1 million and $7.7 million as of March 31, 2024, and December 31, 2023, respectively.

Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties would work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the three months ended March 31, 2024.
9.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	March 31, 2024	December 31, 2023
Public Warrants outstanding	11,461,227	11,461,227
SMUD Warrant outstanding	12,500	12,500
Honeywell Warrants outstanding:
Investment Warrant outstanding	10,631,633	10,631,633
IP Warrant outstanding	6,269,955	6,269,955
Performance Warrants outstanding	775,760	775,760
Total common stock warrants	29,151,075	29,151,075
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

The table below shows the common stock warrant activities during the three months ended March 31, 2024:

	December 31, 2023	Issued	Exercised	March 31, 2024
Public Warrants	11,461,227	—	—	11,461,227
SMUD Warrant	12,500	—	—	12,500
Investment Warrant	10,631,633	—	—	10,631,633
IP Warrant	6,269,955	—	—	6,269,955
Performance Warrants	775,760	—	—	775,760
Total common stock warrants	29,151,075	—	—	29,151,075
The table below shows the common stock warrant activities during the three months ended March 31, 2023:

	December 31, 2022	Issued	Exercised	March 31, 2023
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,893	—	—	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
SMUD Warrant	12,500	—	—	12,500
Total common stock warrants	11,473,727	—	—	11,473,727
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed consolidated statements of operations and comprehensive loss. For the three months ending March 31, 2024, the Company’s liabilities for Public Warrants remained constant. For the three months ended March 31, 2023, the Company recorded a net decrease to the liabilities for liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $0.7 million.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of March 31, 2024 and December 31, 2023, 12,500 shares underlying the warrant were vested.
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
10.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$924	$—
Research and development	401	993
Sales and marketing	95	150
General and administrative	1,434	916
Total stock-based compensation	$2,854	$2,059
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 8,700,000 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 26,310,000 shares of common stock as of March 31, 2024.
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
As of March 31, 2024, there were 6,423,422 shares available for future grant under the 2021 Plan.

Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the three months ended March 31, 2024 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2023	2,598,382	$1.33	6.25	$1,422	13,162,368	$2.79
Options and RSUs granted	—	—			9,471,453	0.98
Options exercised and RSUs released	—	—			(779,696)	2.92
Options and RSUs forfeited	(9,900)	0.54			(1,450,288)	1.41
Balances as of March 31, 2024	2,588,482	$1.34	6.03	$648	20,403,837	$2.04
Options vested and exercisable - December 31, 2023	1,775,256	$1.10	5.62	$1,198
Options vested and exercisable - March 31, 2024	1,881,196	$1.14	5.40	$584
No options were granted during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, there was approximately $30.3 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3.06 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three months ended March 31, 2024 and 2023 was $84 thousand and $59 thousand, respectively.
11.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,124	$—	$10,124
U.S. Treasury securities	22,532	25,896	48,428
Total Level 1	32,656	25,896	58,552
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	4,096	4,096
Commercial paper	—	23,228	23,228
Total Level 2	77	27,324	27,401
Total assets measured at fair value	$32,733	$53,220	$85,953

	December 31, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,126	$—	$10,126
U.S. Treasury securities	—	54,681	54,681
Total Level 1	10,126	54,681	64,807
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	12,447	12,447
Commercial paper	9,353	20,771	30,124
Total Level 2	9,430	33,218	42,648
Total assets measured at fair value	$19,556	$87,899	$107,455
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	917	—	—	917
Total liabilities measured at fair value	$917	$—	$—	$917

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	917	—	—	917
Total liabilities measured at fair value	$917	$—	$—	$917
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s accounts payable approximate their fair values due to their short maturities.
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
For trading securities held at the reporting date, net losses recorded during the three months ended March 31, 2024 and 2023 were immaterial.
12.INCOME TAXES
The Company did not record an income tax provision for the three months ended March 31, 2024 and 2023, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
13.GOVERNMENT GRANTS
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
The PTC is recorded as the applicable items are produced and sold. For the three months ended March 31, 2024, the Company recognized PTC of $230 thousand as a reduction of cost of revenue on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, grant receivable related to the PTC in the amount of $1.1 million is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.
14.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended March 31,
	2024	2023
Product revenue	$2,632	$366
Service revenue	18	6
Other revenue	88	—
Total revenue	$2,738	$372
The majority of the Company’s revenue is derived from product sales of energy storage systems. During 2024 other revenue included engineering services the Company performed in support of a customer project site and customer reimbursements for freight, travel, and other expenses.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$149	$253
Deferred revenue	19,955	20,781
Contract assets decreased by $104 thousand during the three months ended March 31, 2024 due to invoicing on contracts for which revenue has previously been recognized. Deferred revenue decreased by $0.8 million during the three months ended March 31, 2024 reflecting $0.1 million in customer advance payments offset by the recognition of $0.9 million of revenue that was included in the deferred revenue balance at the beginning of the period.

Deferred revenue of $5.6 million is expected to be recognized within the next 12 months and non-current deferred revenue of $14.4 million is expected to be recognized thereafter.
15.RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2024, the Company recognized revenue of $0.5 million for sale of energy storage systems and extended warranty services provided to related parties. During the three months ended March 31, 2023, the Company recognized revenue of $1 thousand for extended warranty services provided to related parties.
As of March 31, 2024, the Company had immaterial deferred revenue for extended warranty services to related parties and $55 thousand of accounts receivable for reimbursable expenses from related parties. As of December 31, 2023, the Company had recorded deferred revenue of $1 thousand for extended warranty services provided to related parties.
As of March 31, 2024 and December 31, 2023, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $14.4 million within non-current deferred revenue and an asset of $0.7 million for the value of the initial Performance Warrant issued to Honeywell within other non-current assets on the condensed consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
16.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(18,310)	$(21,901)
Denominator:
Weighted-average shares outstanding – basic and diluted	174,514,538	154,123,911
Net loss per share – basic and diluted	$(0.10)	$(0.14)
Due to the net losses for the three months ended March 31, 2024 and 2023, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalents have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	2,567,642	2,735,795
RSUs	20,403,837	12,075,979
Warrants	29,151,075	11,473,727
Total	52,122,554	26,285,501

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
Recent Developments
Transition to Commercial Inventory Accounting
We have historically been in the research and development phase for accounting purposes. On a quarterly basis we had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, we transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023. As a result of the transition, all inventoriable costs incurred are capitalized, net of any LCNRV charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense as of the Transition Date.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during the first quarter of 2024 we have experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2024.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033 and has been expanded to include stand-alone battery storage projects. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 13, Government Grants, to our condensed consolidated financial statements, starting in 2023, there are PTCs that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. We expect these credits will have positive impact on our gross margins in the future.
Components of Results of Operations
Revenue and Cost of revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue from service contracts includes engineering design and extended warranty and maintenance services for our energy storage products. We invoice our customers based upon contractual terms, and accordingly, we have deferred revenues and contract assets depending upon whether we can invoice in advance of satisfying the performance obligations under the respective customer contract or in arrears, respectively.

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
General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs and supplies. We expect some of our general and administrative expenses to increase as we expand our operations and manufacturing capacity to support the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Other income (expenses), net
Interest income, net
Interest income, net consists primarily of earned income on our cash equivalents, restricted cash, and short-term investments. These amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates. Interest income is partially offset by interest expense on notes payable.
Gain on revaluation of common stock warrant liabilities
Gain on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.

Results of Operations
In this section, we discuss the results of our operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue	$2,738	$372	$2,366	636%
Cost of revenue	11,126	—	11,126	100
Gross profit (loss)	(8,388)	372	(8,760)	N/M
Operating expenses:
Research and development	3,546	17,732	(14,186)	(80)
Sales and marketing	2,034	1,852	182	10
General and administrative	5,526	5,287	239	5
Total operating expenses	11,106	24,871	(13,765)	(55)
Loss from operations	(19,494)	(24,499)	5,005	(20)
Other income (expenses), net:
Interest income, net	1,239	1,252	(13)	(1)
Gain on revaluation of common stock warrant liabilities	—	688	(688)	(100)
Other income (expense), net	(55)	658	(713)	(108)
Total other income, net	1,184	2,598	(1,414)	(54)
Net loss and comprehensive loss to common stockholders	$(18,310)	$(21,901)	$3,591	(16)%
__________________
N/M = Not meaningful
Revenue
Revenue for the three months ended March 31, 2024 was $2.7 million compared to $0.4 million for the three months ended March 31, 2023 as we delivered and recognized revenue for a higher volume of Energy Warehouses and other related equipment delivered in the first quarter of 2024 compared to 2023.
Cost of revenue
Cost of revenue for the three months ended March 31, 2024 was $11.1 million. During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred. As the production costs for our units significantly exceed their selling price, after the transition to commercial inventory accounting, we began recognizing LCNRV charges. LCNRV write-downs and losses on purchase commitments are recorded as cost of revenue.
Operating expenses
Research and development
Research and development expenses decreased by $14.2 million or 80% from $17.7 million for the three months ended March 31, 2023 to $3.5 million for the three months ended March 31, 2024. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date, offset by increased material expenses and payroll and benefit expense, including stock-based compensation.
Sales and marketing
Sales and marketing expenses increased by $0.2 million or 10% from $1.9 million for the three months ended March 31, 2023 to $2.0 million for the three months ended March 31, 2024. The increase is driven by increased personnel-related expenses.
General and administrative
General and administrative expenses increased by $0.2 million or 5% from $5.3 million for the three months ended March 31, 2023 to $5.5 million for the three months ended March 31, 2024. The increase is due primarily to lower than normal board member and executive stock-based compensation expense in 2023. Wages and employee related stock-based compensation have otherwise remained consistent year-over-year.
Other income (expenses), net
Interest income, net
Interest income, net was $1.2 million for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023. The decrease resulted from a decrease in interest income during the three months ended March 31, 2024 driven by interest earned on our short-term investment portfolio offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Gain on revaluation of common stock warrant liabilities
There was no gain or loss recorded on common stock warrant liabilities in the three months ended March 31, 2024 as the liability remained constant over that period. A gain of $0.7 million was recorded for the three months ended March 31, 2023. The changes in fair value of warrant liabilities are driven by changes in the market price of our public warrants over the respective periods.
Other income (expense), net
Other income (expense), net for the three months ended March 31, 2024 was $55 thousand of expense and $0.7 million of income for the three months ended March 31, 2023. The change is a result of funding received from federal agencies for our research and development activities in 2023 that did not recur in 2024, as well the recognition of unrealized losses rather than unrealized gains reported on trading securities.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of March 31, 2024, we had an accumulated deficit of $714.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our cost of revenue, research and development and other operational activities. As of March 31, 2024, we had unrestricted cash and cash equivalents of $36.3 million and short-term investments of $53.2 million, which are available to fund future operations. We believe that our unrestricted cash and cash equivalents and short-term investments as of March 31, 2024 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of our condensed consolidated financial statements. Beyond 12 months, we may need additional cash resources to the extent our current resources are insufficient to satisfy our cash requirements. Therefore, we may seek additional equity or debt financing. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
We have a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
We have a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
We have a standby letter of credit with Bank of America for $200 thousand in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2024. As of March 31, 2024, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2024 and 2023.
On September 21, 2023, we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which, Honeywell Ventures invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and the Investment Warrant exercisable for up to 10,631,633 shares of Common Stock.

The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(18,910)	$(18,510)
Net cash provided by investing activities	34,692	72,058
Net cash used in financing activities	(81)	(303)
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities. Beginning in the third quarter of 2023, following the transition to commercial inventory accounting, cash flows used in operating activities also consisted of inventory purchases and cost of revenue.
Net cash used in operating activities was $18.9 million for the three months ended March 31, 2024, which is comprised of net loss of $18.3 million, noncash interest income of $1.0 million, inventory write-downs and losses on noncancellable purchase commitments of $2.0 million, partially offset by stock-based compensation of $2.9 million and depreciation and amortization expense of $1.2 million. Net changes in operating assets and liabilities used $2.1 million of cash driven by cash collections on accounts receivable and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, deferred revenue, accounts payable, operating lease liabilities, and an increase in prepaid and other current assets.
Net cash used in operating activities was $18.5 million for the three months ended March 31, 2023, which is comprised of net loss of $21.9 million, noncash interest income of $0.8 million, and noncash changes in the fair value of common stock warrant liabilities of $0.7 million, partially offset by stock-based compensation of $2.1 million and depreciation expense of $1.1 million. Net changes in operating assets and liabilities provided $1.5 million of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, accounts payable, operating lease liabilities, and deferred revenue.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $34.7 million for the three months ended March 31, 2024, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
Net cash used in investing activities was $72.1 million for the three months ended March 31, 2023, which relates to maturities of short-term investments partially offset by purchases of property and equipment. Purchases of property and equipment primarily relate to our investment in automating production.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination and the issuance of debt and equity securities and loan agreements.
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024, which consisted of repurchases for shares from employees for income tax withholding purposes.
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, which is comprised of principal payments on notes payable, partially offset by proceeds from stock options exercised.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of March 31, 2024 consist of lease commitments and three standby letters of credit. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the three months ended March 31, 2024 and 2023. Additionally, we are committed to non-cancellable purchase commitments of $0.7 million as of March 31, 2024 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our relationships with related parties, SBE, an affiliate of SoftBank Group Corp., and Honeywell, are subject to various risks which could adversely affect our business and future prospects;
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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and have faced and may yet face significant challenges in completing the development of our various energy storage products and in producing our energy storage products in commercial volumes. Some of the challenges that could prevent the successful scaling of our iron flow battery products include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
As of March 31, 2024, we have limited deployment of second-generation energy storage products (“S200 batteries”) and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse and the Energy Center products are also still under development for integration into third-party systems. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail.
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
As of March 31, 2024, we have limited products fully deployed. We began shipping our second-generation Energy Warehouse products in the third quarter of 2021 and in 2022 we received final customer acceptance for the initial units shipped, at which point we recognized revenue. Our Energy Center product is in the early stages of design and production, and productized versions of our core component technology is under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics on a site-by-site basis. If our batteries are damaged during shipment, we may be required to repair or replace such units. Certain operational characteristics have never been witnessed in the field and as we deploy our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), shipping containers, chemicals and electronic components. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injected molded parts and power electronics which undergo a qualification process that can take months.
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if the high rates of inflation since 2022 persist. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
We expect prices for materials to fluctuate over time. Available supply for materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouse and Energy Center products. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our Energy Warehouse product relies on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
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
We continually evaluate and qualify new suppliers. However, there are a limited number of suppliers for some of the key components of our products and we have, to date, fully qualified only a very limited number of such suppliers. Therefore, we have limited flexibility in changing suppliers. In addition, we have had issues with inconsistent quality and supply of certain key power module components. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or, if required, secure new long-term supply relationships on terms that will allow us to achieve our objectives. A supplier’s failure to develop and supply components in a timely manner, to supply components that meet our quality, quantity, cost requirements or our technical specifications, to support our warranty claims, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture and commercialize our energy storage products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business, financial condition and results of operations.
In the long term, we intend to supplement certain components from our suppliers by manufacturing them ourselves, which we believe will be more efficient and manufacturable at greater volumes and cost-effective than currently available components. However, our efforts to develop and manufacture such components have required and may require significant investments, and there can be no assurance that we will be able to accomplish this in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our product production or procure additional raw materials and components from suppliers at potentially greater costs, either of which may harm our business and operating results.
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
Our ability to become profitable in the future will not only depend on our ability to successfully market our products but also to control our manufacturing costs. If we are unsuccessful in our cost-reduction plans or if we experience design or manufacturing defects or other failures as a result of these design changes, we could incur significant manufacturing and re-engineering costs. In addition, we will require significant capital to further develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our products, and general and administrative costs as we scale our operations. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our energy storage products, our margins, profitability and prospects would be materially and adversely affected.
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
In order to achieve our business plan and reach profitability, we must continue to increase the number of units sold and reduce the manufacturing and development costs for our products as at current volumes, production costs for our units significantly exceed their selling price. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, has been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
Further, we have not yet produced our products at volume and our expected cost advantage for the production of these products at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rates of automation demonstrated for mature battery, battery material, and manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
We rely on complex machinery for our operations and the production of our iron flow batteries involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on complex machinery for our operations and manufacturing and this equipment has not yet been used before for the large-scale manufacturing of iron flow battery products. The work required to integrate this equipment into the production of our iron flow battery product is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique iron flow battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our iron flow batteries.
Our manufacturing facility utilizes large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has never been used to build iron flow battery products, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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
Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, financial condition and results of operations. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our products or components prove to be defective or noncompliant with applicable safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense, damages and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, financial condition and results of operations.
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
Our relationships with related parties, SBE, an affiliate of SoftBank Group Corp., and Honeywell are subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize iron flow batteries from our joint development relationship with such parties. In addition, neither SBE nor Honeywell has any obligation to order any energy storage products from us under the agreements with such business partners, including at any price point.
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
On September 21, 2023, we signed a Supply Agreement with UOP, an affiliate of Honeywell International Inc. (“Honeywell”), pursuant to which UOP may purchase equipment supplied by us, and we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial Performance Warrant to issue up to 775,760 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional Performance Warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. On September 21, 2023, we and UOP also entered into a Joint Development Agreement, pursuant to which we and UOP have agreed to work together to collaborate and engage in certain research and development activities generally related to flow battery technology, and a Patent License Agreement, pursuant to which UOP will license certain patent rights to us. However,

Honeywell is under no obligation to place any additional firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. In addition, we and Honeywell may not be able to agree on activities and endeavors to pursue under the Joint Development Agreement, activities under the Joint Development may not be successful, or the Patent License Agreement may have limited value to us.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the three months ended March 31, 2024 and March 31, 2023, we had $18.3 million and $21.9 million in net losses, respectively, and as of March 31, 2024 we had $714.5 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
Our project awards and sales pipeline may not convert to contracts or may be delayed, which may have a material adverse effect on our revenue and cash flows.
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
Some of the project awards we receive and orders we accept from customers require certain conditions or contingencies (such as permitting, interconnection, financing or regulatory approval) to be satisfied, some of which are outside of our control. Certain awards are cancellable or revocable at any time prior to contract execution. The time periods from receipt of an award to execution of a contract, or receipt of a contract to installation may vary widely and are determined by a number of factors, including the terms of the award, governmental policies or regulations that go into effect after the award, the terms of the customer contract and the customer’s site requirements. These same or similar conditions and contingencies may be required by financiers in order to draw on financing to complete a project. If these conditions or contingencies are not satisfied, or changes in laws affecting project awards occur, or awards are revoked or cancelled, project awards may not convert to contracts, and installations may be delayed or canceled. In addition, contracted customers may have specific site requirements and interface technology or experience delays in preparing their site for equipment installation, which has caused, and in the future may continue to cause, delays with respect to delivery and installation and potentially our ability to recognize revenue. This could have an adverse impact on our revenue and cash flow and our ability to complete construction of a project.

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
Our products take months to manufacture and prepare for delivery and any revenue in future periods may fluctuate based on underlying customer arrangements. Further, we expect our arrangements may have multiple deliverables and performance obligations and the amount and timing of recognizing revenue for those different performance obligations may vary which could cause our revenue to fluctuate. Our revenues also depend on a number of other factors, some of which are beyond our control, including the impact of supply chain issues (see also “—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.”). As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future.
We currently are and in the foreseeable future will be significantly dependent on a limited number of products.
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Warehouse and Energy Center products and the servicing thereof while our core component technology productization is under development. Given that for the foreseeable future our business will depend on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
We have entered into contracts and other agreements to sell our products in a number of different geographic markets, including the United States, Europe (European Union (“EU”) and non-EU), Africa, and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
We have experienced quality issues in the field and our products may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in repair costs or the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our personnel from our operational efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.
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
We may become subject to product liability claims, even those without merit due to product tampering or operation and maintenance in violation of operating manuals, which could harm our business, financial condition and results of operations. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our products have not yet been commercially tested at scale or mass produced. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, costly to defend, and may hurt our reputation in the marketplace. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
In addition, as we grow our manufacturing volume, the chance of manufacturing defects could increase. We may be unable to correct manufacturing defects or other failures of our components and the products in which they are incorporated in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our Energy Warehouse products are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. From time to time, we may face attempts by others to gain unauthorized access through the Internet or otherwise or to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
•gain access to our network or products or networks of our customers;
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
Operation of our manufacturing facilities requires land use and environmental permits and other operating permits from federal, state and local government entities. New permits may be required to carry out and perform our current plans and operations at our existing facility, and we may require additional environmental, wastewater and land use permits for the commercial operation of any future manufacturing facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which extends the availability of ITCs and production tax credits (“PTCs”) and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage projects. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, are not self-executing and require further guidance from the Internal Revenue Services (“IRS”) and Treasury Department (“Treasury”), which have and will continue to be issued and interpreted in the coming months and years. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium ion batteries to compete with us through added volume of cells at lower cost.

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
As of March 31, 2024, we had outstanding Public Warrants to purchase an aggregate of 11,461,227 shares of our common stock. The exercise price of each of the Public Warrants is $11.50 per share.
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
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 9, Common Stock Warrants, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Our failure to satisfy certain NYSE listing requirements may result in our common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our common stock.
On March 6, 2024, we received a written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the Notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. We can regain compliance with the average closing price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. The Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our common stock on the NYSE, which continues to trade under the symbol “GWH.” While there can be no assurance that we will be able to regain compliance with the applicable rules during the six-month compliance period, we continue to actively monitor the closing bid price of shares of our common stock and may, if appropriate, consider implementing available options to regain compliance with Section 802.01C, including a potential reverse stock split that would be considered by our next annual shareholder meeting following the six-month compliance period.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4#	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5#	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6#	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7#	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

May 7, 2024
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer