Form 10-Q
period 2024-06-30
ESS Tech, Inc.
filed 2024-08-14
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 9, 2024, the registrant had 176,825,064 shares of common stock, par value $0.0001, issued and outstanding.

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
•our ability to satisfy certain New York Stock Exchange (“NYSE”) listing requirements and maintain a trading market for our common stock;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•the implementation, market acceptance and success of our technology implementation and business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, conflict in the Middle East, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, instability in the financial markets, elevated inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
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
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein) and any other investments in our Company;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$36,744	$20,165
Restricted cash, current	906	1,373
Accounts receivable, net	981	1,990
Short-term investments	37,695	87,899
Inventory	4,425	3,366
Prepaid expenses and other current assets	3,908	3,305
Total current assets	84,659	118,098
Property and equipment, net	17,758	16,266
Intangible assets, net	4,790	4,923
Operating lease right-of-use assets	2,195	2,167
Restricted cash, non-current	946	945
Other non-current assets	785	833
Total assets	$111,133	$143,232
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,833	$2,755
Accrued and other current liabilities	9,669	10,755
Accrued product warranties	3,240	2,129
Operating lease liabilities, current	1,572	1,581
Deferred revenue, current	5,689	2,546
Total current liabilities	26,003	19,766
Operating lease liabilities, non-current	884	957
Deferred revenue, non-current	—	3,835
Deferred revenue, non-current - related parties	14,400	14,400
Common stock warrant liabilities	802	917
Total liabilities	42,089	39,875
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; 2,000,000,000 shares authorized, 176,822,039 and 174,211,911 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	18	18
Additional paid-in capital	805,433	799,496
Accumulated deficit	(736,407)	(696,157)
Total stockholders’ equity	69,044	103,357
Total liabilities and stockholders’ equity	$111,133	$143,232

See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue	$342	$2,826	$2,556	$3,197
Revenue - related parties	6	1	530	2
Total revenue	348	2,827	3,086	3,199
Cost of revenue	11,748	—	22,874	—
Gross profit (loss)	(11,400)	2,827	(19,788)	3,199
Operating expenses:
Research and development	2,836	19,450	6,382	37,181
Sales and marketing	2,711	1,739	4,745	3,592
General and administrative	6,178	5,845	11,704	11,132
Total operating expenses	11,725	27,034	22,831	51,905
Loss from operations	(23,125)	(24,207)	(42,619)	(48,706)
Other income (expenses), net:
Interest income, net	1,052	1,330	2,291	2,582
Gain (loss) on revaluation of common stock warrant liabilities	115	(115)	115	573
Other income (expense), net	18	63	(37)	721
Total other income, net	1,185	1,278	2,369	3,876
Net loss and comprehensive loss to common stockholders	$(21,940)	$(22,929)	$(40,250)	$(44,830)

Net loss per share - basic and diluted	$(0.12)	$(0.15)	$(0.23)	$(0.29)

Weighted-average shares used in per share calculation - basic and diluted	175,758,584	154,900,330	175,136,561	154,514,265
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	153,821,339	$16	$755,537	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	523,591	—	104	—	104
Stock-based compensation expense	—	—	2,059	—	2,059
Net loss	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	154,344,930	$16	$757,700	$(640,480)	$117,236
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	1,225,658	—	268	—	268
Stock-based compensation expense	—	—	2,725	—	2,725
Net loss	—	—	—	(22,929)	(22,929)
Balance as of June 30, 2023	155,570,588	$16	$760,693	$(663,409)	$97,300

Balance as of December 31, 2023	174,211,911	$18	$799,496	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	686,175	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	174,898,086	$18	$802,269	$(714,467)	$87,820
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	1,923,953	—	138	—	138
Stock-based compensation expense	—	—	3,026	—	3,026
Net loss	—	—	—	(21,940)	(21,940)
Balance as of June 30, 2024	176,822,039	$18	$805,433	$(736,407)	$69,044
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,250)	$(44,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,521	2,105
Non-cash interest income	(1,573)	(1,487)
Non-cash lease expense	658	604
Stock-based compensation expense	5,880	4,784
Inventory write-down and losses on noncancellable purchase commitments	1,530	—
Change in fair value of common stock warrant liabilities	(115)	(573)
Other non-cash (income) expenses, net	25	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	1,526	4,653
Inventory	(2,875)	—
Prepaid expenses and other current assets	(555)	2,561
Accounts payable	1,925	(664)
Accrued and other current liabilities	(1,962)	(4,234)
Accrued product warranties	1,111	3,460
Deferred revenue	(1,209)	(3,189)
Operating lease liabilities	(768)	(689)
Net cash used in operating activities	(34,131)	(37,532)

Cash flows from investing activities:
Purchases of property and equipment	(1,565)	(3,440)
Maturities and purchases of short-term investments, net	51,752	37,363
Net cash provided by investing activities	50,187	33,923

Cash flows from financing activities:
Payments on notes payable	—	(800)
Proceeds from stock options exercised	21	122
Repurchase of shares from employees for income tax withholding purposes	(178)	(82)
Proceeds from contributions to Employee Stock Purchase Plan	214	332
Other, net	—	(14)
Net cash provided by (used in) financing activities	57	(442)

Net change in cash, cash equivalents and restricted cash	16,113	(4,051)
Cash, cash equivalents and restricted cash, beginning of period	22,483	36,655
Cash, cash equivalents and restricted cash, end of period	$38,596	$32,604
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$874	$827
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	1,970	931
Adjustment to right-of-use assets from lease modification	686	—
Transfers between inventory and property and equipment, net	1,051	—

Cash and cash equivalents	$36,744	$30,287
Restricted cash, current	906	1,373
Restricted cash, non-current	946	944
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$38,596	$32,604
See accompanying notes to the condensed financial statements

ESS TECH, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
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
Basis of Presentation—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 13, 2024.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of July 1, 2023 (the “Transition Date”), the Company transitioned out of the research and development phase and into commercial inventory accounting. As a result of the transition, all inventoriable costs incurred are capitalized, net of any lower of cost or net realizable value (“LCNRV”) charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date. Refer to the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details on the accounting policies resulting from the transition.
Recently Issued Accounting Pronouncements - Not Yet Adopted
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU may have on the Company’s disclosures.
3.INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$7,796	$7,740
Work in process	3,654	1,236
Finished goods	5,035	5,685
Inventory, gross	$16,485	$14,661
Net realizable value adjustment	(12,060)	(11,295)
Inventory	$4,425	$3,366
The balance of the Company’s inventory was written down by $12.1 million and $11.3 million from its cost to its net realizable value as of June 30, 2024 and December 31, 2023, respectively. Additionally, the Company has LCNRV losses related to noncancellable purchase commitments which were $1.4 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed balance sheets. For further details, refer to Note 8, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$19,741	$17,669
Furniture and fixtures	231	184
Leasehold improvements	3,236	3,232
Software	183	183
Construction in process	6,037	4,279
Total property and equipment	29,428	25,547
Less accumulated depreciation	(11,670)	(9,281)
Total property and equipment, net	$17,758	$16,266
Depreciation expense related to property and equipment, net was $1.2 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 9, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and six months ended June 30, 2024 was $67 thousand and $134 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(200)	$4,790	$4,990	$(67)	$4,923
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and related benefits	$3,711	$5,681
Materials and related purchases	3,234	2,083
Professional and consulting fees	515	802
Amounts due to customers	—	545
Accrued capital purchases	283	327
Noncancellable purchase commitments	1,402	637
Other	524	680
Total accrued and other current liabilities	$9,669	$10,755
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accrued product warranties - beginning of period	$3,322	$2,874	$2,129	$1,643
Accruals for warranties issued	40	3,674	2,568	5,178
Repairs and replacements	(68)	(789)	(702)	(1,062)
Adjustments to existing accruals	(54)	(656)	(755)	(656)
Accrued product warranties - end of period	$3,240	$5,103	$3,240	$5,103
8.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed financial statements.
Letters of Credit
The Company has a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. As of June 30, 2024 the letter of credit was recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $200 thousand in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of June 30, 2024,

$200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
Purchase Commitments
The Company purchases materials from several suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of June 30, 2024 and December 31, 2023, total unfulfilled noncancellable purchase commitments were $1.4 million and $0.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $11.8 million and $7.7 million as of June 30, 2024, and December 31, 2023, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the three and six months ended June 30, 2024.
9.COMMON STOCK WARRANTS
Common stock warrant balances consist of the following:

	June 30, 2024	December 31, 2023
Public Warrants outstanding	11,461,227	11,461,227
SMUD Warrant outstanding	12,500	12,500
Honeywell Warrants outstanding:
Investment Warrant outstanding	10,631,633	10,631,633
IP Warrant outstanding	6,269,955	6,269,955
Performance Warrants outstanding	775,760	775,760
Total common stock warrants	29,151,075	29,151,075
As part of STWO’s initial public offering, 8,333,287 warrants to purchase common stock (the “Public Warrants”) were sold. The Public Warrants are listed on the NYSE under the ticker symbol “GWH.W.” The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants expire on October 8, 2026, five years after completion of the Business Combination, or earlier upon redemption or liquidation.
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
The table below shows the common stock warrant activities during the six months ended June 30, 2024:

	December 31, 2023	Issued	Exercised	June 30, 2024
Public Warrants	11,461,227	—	—	11,461,227
SMUD Warrant	12,500	—	—	12,500
Investment Warrant	10,631,633	—	—	10,631,633
IP Warrant	6,269,955	—	—	6,269,955
Performance Warrants	775,760	—	—	775,760
Total common stock warrants	29,151,075	—	—	29,151,075
The table below shows the common stock warrant activities during the six months ended June 30, 2023:

	December 31, 2022	Issued	Exercised	June 30, 2023
Earnout Warrants	583,334	—	—	583,334
Public Warrants	7,377,893	—	—	7,377,893
Private Warrants (excluding Earnout Warrants)	3,500,000	—	—	3,500,000
SMUD Warrant	12,500	—	—	12,500
Total common stock warrants	11,473,727	—	—	11,473,727
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed statements of operations and comprehensive loss. For the three and six months ending June 30, 2024, the Company recorded a net decrease to the liabilities for Public Warrants of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a net increase and net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $0.1 million and $0.6 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 500,000 shares of the Company’s common stock at an exercise price of $4.296 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of June 30, 2024 and December 31, 2023, 12,500 shares underlying the warrant were vested.
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
10.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$415	$—	$1,339	$—
Research and development	908	1,130	1,309	2,123
Sales and marketing	163	165	258	315
General and administrative	1,540	1,430	2,974	2,346
Total stock-based compensation	$3,026	$2,725	$5,880	$4,784
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 15,260,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 8,700,000 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 26,310,000 shares of common stock as of June 30, 2024.
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
As of June 30, 2024, there were 5,376,809 shares available for future grant under the 2021 Plan.

Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the six months ended June 30, 2024 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2023	2,598,382	$1.33	6.25	$1,422	13,162,368	$2.79
Options and RSUs granted	—	—			11,851,132	0.94
Options exercised and RSUs released	(48,867)	0.44			(2,579,523)	2.09
Options and RSUs forfeited	(10,972)	0.54			(2,661,399)	1.85
Balances as of June 30, 2024	2,538,543	$1.35	6.37	$807	19,772,578	$1.90
Options vested and exercisable - December 31, 2023	1,775,256	$1.10	5.62	$1,198
Options vested and exercisable - June 30, 2024	1,936,099	$1.17	5.78	$756
No options were granted during the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was approximately $26.0 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.86 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and six months ended June 30, 2024 and 2023 was $65 thousand and $149 thousand and $90 thousand and $149 thousand, respectively.
11.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,200	$—	$10,200
U.S. Treasury securities	22,569	21,132	43,701
Total Level 1	32,769	21,132	53,901
Level 2:
Certificate of deposit	77	—	77
Commercial paper	3,458	16,563	20,021
Total Level 2	3,535	16,563	20,098
Total assets measured at fair value	$36,304	$37,695	$73,999

	December 31, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,126	$—	$10,126
U.S. Treasury securities	—	54,681	54,681
Total Level 1	10,126	54,681	64,807
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	12,447	12,447
Commercial paper	9,353	20,771	30,124
Total Level 2	9,430	33,218	42,648
Total assets measured at fair value	$19,556	$87,899	$107,455
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	802	—	—	802
Total liabilities measured at fair value	$802	$—	$—	$802

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	917	—	—	917
Total liabilities measured at fair value	$917	$—	$—	$917
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
For trading securities held at the reporting date, net losses recorded during the three and six months ended June 30, 2024 and 2023 were immaterial.
12.INCOME TAXES
The Company did not record an income tax provision for the three and six months ended June 30, 2024 and 2023, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
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
The PTC is recorded as the applicable items are produced and sold. The Company began earning PTCs in the third quarter of 2023. For the three and six months ended June 30, 2024, the Company recognized PTC of $54 thousand and $284 thousand, respectively, as a reduction of cost of revenue on the condensed statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, grant receivable related to the PTC in the amount of $1.1 million and $0.8 million is recorded in prepaid expenses and other current assets on the condensed balance sheets, respectively.
14.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$196	$2,822	$2,828	$3,188
Service revenue	61	5	78	11
Other revenue	91	—	180	—
Total revenue	$348	$2,827	$3,086	$3,199
The majority of the Company’s revenue is derived from product sales of energy storage systems. During 2024 other revenue included engineering services the Company performed in support of a customer project site and customer reimbursements for freight, travel, and other expenses.
Contract Balances
Contract assets relate to unbilled amounts resulting from contract arrangements in which the related revenue recognition performance obligations have been satisfied, however invoicing to the customer has not yet occurred. Deferred revenue (or contract liabilities) relates to consideration received from customers in advance of the Company satisfying the revenue recognition performance obligations under the related contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period. Contract assets are included in prepaid expenses and other current assets and deferred revenue is presented separately on the condensed balance sheets.
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$126	$253
Deferred revenue	20,089	20,781
Contract assets decreased by $127 thousand during the six months ended June 30, 2024 due to invoicing on contracts for which revenue has previously been recognized. Deferred revenue decreased by $0.7 million during the six months ended June 30, 2024 reflecting $0.2 million in customer advance payments offset by the recognition of $0.9 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Deferred revenue of $5.7 million is expected to be recognized within the next 12 months and non-current deferred revenue of $14.4 million is expected to be recognized thereafter.
15.RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2024, the Company recognized revenue of $6 thousand and $0.5 million, respectively, for reimbursable expenses, sale of energy storage systems, and extended warranty services provided to related parties. During the three and six months ended June 30, 2023, the Company recognized revenue of $1 thousand and $2 thousand, respectively, for extended warranty services provided to related parties.
As of June 30, 2024, the Company had $27 thousand of deferred revenue for extended warranty services to related parties and $87 thousand of accounts receivable for reimbursable expenses and extended warranty services from related parties. As of December 31, 2023, the Company had recorded deferred revenue of $1 thousand for extended warranty services provided to related parties and $29 thousand of outstanding accounts receivable from related parties.
As of June 30, 2024 and December 31, 2023, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $14.4 million within non-current deferred revenue. As of December 31, 2023, the Company recorded $0.6 million in current deferred revenue which was subsequently recognized as revenue during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the value of the initial Performance Warrant issued to Honeywell was $0.7 million included within other non-current assets in the condensed balance sheets. During the six months ended June 30, 2024, $27 thousand of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
16.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,940)	$(22,929)	$(40,250)	$(44,830)
Denominator:
Weighted-average shares outstanding – basic and diluted	175,758,584	154,900,330	175,136,561	154,514,265
Net loss per share – basic and diluted	$(0.12)	$(0.15)	$(0.23)	$(0.29)
Due to the net losses for the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalents have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	2,538,543	2,575,206
RSUs	19,772,578	12,613,177
Warrants	29,151,075	11,473,727
Total	51,462,196	26,662,110
17.SUBSEQUENT EVENTS
On July 12, 2024, the board of directors of the Company voted unanimously to approve and to recommend to the Company’s stockholders that they approve at a special meeting of the Company’s stockholders to be held on August 23, 2024, six possible amendments of our certificate of incorporation (the “Certificate”) to effect a reverse stock split of the Company’s common stock issued and outstanding or held in treasury at a ratio of 1-for-8, 1-for-10, 1-for-12, 1-for-15, 1-for-20, or 1-for-25 (the “Reverse Stock Split”) and, in the case of each such amendment, contemporaneously with the Reverse Stock Split, a reduction to the number of shares of authorized common stock from 2,000,000,000 to 1,000,000,000 (the “Authorized Share Reduction”).
If approved by the stockholders at the special meeting, at the discretion of the board of directors, the Company may effect the Reverse Stock Split and the Authorized Share Reduction by causing the filing of one of six possible amendments to the Certificate (each, a “Reverse Stock Split Amendment” and collectively, the “Reverse Stock Split Amendments”), with the Delaware Secretary of State. The par value per share of the Company’s common stock would remain unchanged at $0.0001. The Reverse Stock Split would be primarily intended to bring the Company into compliance with the continued listing standards of the New York Stock Exchange.
The financial statements contained herein do not reflect the Reverse Stock Split as the Reverse Stock Split has not been approved by the Company’s stockholders and has not become effective as of the date of the issuance of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because our batteries are designed to operate using an electrolyte of primarily salt, iron and water, they are non-toxic and substantially recyclable.
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
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same product platform across our customer base. Significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2023, we expect our indirect cost of goods and operating expenses to increase as we ramp up our manufacturing and sales activities. We further expect an increase in expenses related to the implementation of cost reduction projects and initiatives in our supply chain, manufacturing engineering and research and development functions. Achievement of margin targets and cash flow generation is dependent on finalizing development and manufacturing of Energy Centers and core component offerings.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers, second-generation Energy Warehouses, and core technology component productization. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during the first half of 2024 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2024.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which extends the availability of investment tax credits (“ITCs”) and production tax credits and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033 and has been expanded to include stand-alone battery storage projects. This expansion provides significant certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as regulations are issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 13, Government Grants, to our condensed financial statements, starting in 2023, there are PTCs that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. We expect these credits will have positive impact on our gross margins in the future.
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
Operating expenses
Research and development
Following the Transition Date, research and development expenses consist of materials, supplies, personnel-related expenses, consulting services and other direct expenses. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. Prior to the Transition Date, research and development expenses also included direct product development material costs, including freight charges, and warranty-related costs. Our research and development costs have decreased following the transition to commercial inventory accounting in the third quarter of 2023; however, we continue to perform research and development activities to further expand our product roadmap.
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
Gain (loss) on revaluation of common stock warrant liabilities
Gain (loss) on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.

Results of Operations
In this section, we discuss the results of our operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$348	$2,827	$(2,479)	(88)%	$3,086	$3,199	$(113)	(4)%
Cost of revenue	11,748	—	11,748	100	22,874	—	22,874	100
Gross profit (loss)	(11,400)	2,827	(14,227)	N/M	(19,788)	3,199	(22,987)	N/M
Operating expenses:
Research and development	2,836	19,450	(16,614)	(85)	6,382	37,181	(30,799)	(83)
Sales and marketing	2,711	1,739	972	56	4,745	3,592	1,153	32
General and administrative	6,178	5,845	333	6	11,704	11,132	572	5
Total operating expenses	11,725	27,034	(15,309)	(57)	22,831	51,905	(29,074)	(56)
Loss from operations	(23,125)	(24,207)	1,082	(4)	(42,619)	(48,706)	6,087	(12)
Other income (expenses), net:
Interest income, net	1,052	1,330	(278)	(21)	2,291	2,582	(291)	(11)
Gain (loss) on revaluation of common stock warrant liabilities	115	(115)	230	N/M	115	573	(458)	(80)
Other income (expense), net	18	63	(45)	(71)	(37)	721	(758)	N/M
Total other income, net	1,185	1,278	(93)	(7)	2,369	3,876	(1,507)	(39)
Net loss and comprehensive loss to common stockholders	$(21,940)	$(22,929)	$989	(4)%	$(40,250)	$(44,830)	$4,580	(10)%
__________________
N/M = Not meaningful
Revenue
Revenue for the three and six months ended June 30, 2024 was $0.3 million and $3.1 million compared to $2.8 million and $3.2 million for the three and six months ended June 30, 2023 as we consistently delivered and recognized revenue for the sale of Energy Warehouses, other related equipment, and extended warranty services in the first half of 2024 and 2023.
Cost of revenue
Cost of revenue for the three and six months ended June 30, 2024 was $11.7 million and $22.9 million. During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred. As the production costs for our units significantly exceed their selling price, after the transition to commercial inventory accounting, we began recognizing LCNRV charges. LCNRV write-downs and losses on purchase commitments are recorded as cost of revenue.
Operating expenses
Research and development
Research and development expenses decreased by $16.6 million or 85% from $19.5 million for the three months ended June 30, 2023 to $2.8 million for the three months ended June 30, 2024. The decrease resulted primarily from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date, as well as decreased material expenses and outside services.
Research and development expenses decreased by $30.8 million or 83% from $37.2 million for the six months ended June 30, 2023 to $6.4 million for the six months ended June 30, 2024. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date.

Sales and marketing
Sales and marketing expenses increased by $1.0 million or 56% from $1.7 million for the three months ended June 30, 2023 to $2.7 million for the three months ended June 30, 2024. The increase is driven by increased personnel-related expenses due to expanded headcount as well as increased outside services, advertising and sales consultant expenses.
Sales and marketing expenses increased by $1.2 million or 32% from $3.6 million for the six months ended June 30, 2023 to $4.7 million for the six months ended June 30, 2024. The increase is driven by increased personnel-related expenses due to expanded headcount as well as increased outside services, advertising and sales consultant expenses.
General and administrative
General and administrative expenses increased by $0.3 million or 6% from $5.8 million for the three months ended June 30, 2023 to $6.2 million for the three months ended June 30, 2024. The increase is due to increased IT expenses and stock-based compensation, partially offset by decreased audit and legal expenses and insurance costs.
General and administrative expenses increased by $0.6 million or 5% from $11.1 million for the six months ended June 30, 2023 to $11.7 million for the six months ended June 30, 2024. The increase is due primarily to personnel-related expenses including stock-based compensation and increased professional and outside services costs.
Other income (expenses), net
Interest income, net
Interest income, net decreased by $0.3 million or 21% from $1.3 million for the three months ended June 30, 2023 to $1.1 million for the three months ended June 30, 2024. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Interest income, net decreased by $0.3 million or 11% from $2.6 million for the six months ended June 30, 2023 to $2.3 million for the six months ended June 30, 2024. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Gain (loss) on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $0.1 million for the three months ended June 30, 2024 and a loss of $0.1 million for the three months ended June 30, 2023. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in a gain of $0.1 million for the six months ended June 30, 2024 and a gain of $0.6 million for the six months ended June 30, 2023. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income (expense), net
Other income (expense), net decreased by $45 thousand or 71% from $63 thousand of income for the three months ended June 30, 2023 to $18 thousand for the three months ended June 30, 2024. The decrease in income is a result of funding received from federal agencies for our research and development activities in 2023 that did not recur in 2024, offset by the recognition of quarter-to-date unrealized gains on trading securities in 2024 rather than unrealized losses in 2023.
Other income (expense), net for the six months ended June 30, 2024 was $37 thousand of expense compared to $0.7 million of income for the six months ended June 30, 2023. The change is a result of funding received from federal agencies for our research and development activities in 2023 that did not recur in 2024 as well as from the recognition of year-to-date unrealized losses on trading securities in 2024 rather than unrealized gains in 2023.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred significant losses and have negative cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $736.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our cost of revenue, research and development and other operational activities. As of June 30, 2024, we had unrestricted cash and cash equivalents of $36.7 million and short-term investments of $37.7 million, which are available to fund future operations. We believe that our unrestricted cash and cash equivalents and short-term investments as of June 30, 2024 will enable us to maintain our operations and satisfy our financial obligations for a period of at least 12 months following the filing date of our condensed financial statements. Beyond 12 months, we may need additional cash resources to the extent our current resources are insufficient to satisfy our cash requirements.

Therefore, we may seek additional equity or debt financing. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
We have a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
We have a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
We have a standby letter of credit with Bank of America for $200 thousand in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of June 30, 2024, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2024 and 2023.
On September 21, 2023, we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which, Honeywell Ventures invested $27.5 million in the Company and the Company issued 16,491,754 shares of common stock and the Investment Warrant exercisable for up to 10,631,633 shares of Common Stock.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(34,131)	$(37,532)
Net cash provided by investing activities	50,187	33,923
Net cash provided by (used in) financing activities	57	(442)
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
Net cash used in operating activities was $34.1 million for the six months ended June 30, 2024, which is comprised of net loss of $40.3 million and noncash interest income of $1.6 million, partially offset by stock-based compensation of $5.9 million, inventory write-downs and losses on noncancellable purchase commitments of $1.5 million, and depreciation and amortization expense of $2.5 million. Net changes in operating assets and liabilities used $2.8 million of cash driven by decreases in inventory, accrued and other current liabilities, deferred revenue, operating lease liabilities, and an increase in prepaid and other current assets, partially offset by cash collections on accounts receivable, an increase in accounts payable, and an increase in accrued product warranties.
Net cash used in operating activities was $37.5 million for the six months ended June 30, 2023, which is comprised of net loss of $44.8 million, noncash interest income of $1.5 million, and noncash changes in the fair value of common stock warrant liabilities of $0.6 million, partially offset by stock-based compensation of $4.8 million and depreciation expense of $2.1 million. Net changes in operating assets and liabilities provided $1.9 million of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, deferred revenue, accounts payable and operating lease liabilities.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $50.2 million for the six months ended June 30, 2024, which relates to maturities of short-term investments partially offset by purchases of property and equipment.

Net cash provided by in investing activities was $33.9 million for the six months ended June 30, 2023, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination and the issuance of debt and equity securities and loan agreements.
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, which consisted of proceeds from our ESPP and stock options exercised offset by repurchases for shares from employees for income tax withholding purposes.
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2023, which is comprised of principal payments on notes payable, partially offset by proceeds from our ESPP and stock options exercised.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of June 30, 2024 consist of lease commitments and three standby letters of credit. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the three and six months ended June 30, 2024 and 2023. Additionally, we are committed to non-cancellable purchase commitments of $1.4 million as of June 30, 2024 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner. If we elect to expand our production capacity by constructing or leasing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities;
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
•Our plans are dependent on the development of market acceptance of our products and long duration energy storage technology;
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in this Quarterly Report on Form 10-Q.
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
As of June 30, 2024, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse and the Energy Center products are also still under development for integration into third-party systems. We are likely to encounter further engineering challenges as we increase the capacity and efficiency of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of June 30, 2024, we had limited Energy Warehouse products fully deployed. Our Energy Center product is in the early stages of design and production, and productized versions of our core component technology is under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
We expect prices for materials to fluctuate over time. Available supply for materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our access to cells and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy

Warehouse and Energy Center products. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our product currently relies on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
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
We depend on third-party vendors for the shipping of our energy storage products. We have in the past faced and may yet again face disruptions in the logistics sector making it more challenging to find trucks to ship our products. The shipping of our products to customers internationally in a timely, cost-effective, and secure manner that does not damage our products has proved and may again prove to be challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results. In addition, if our batteries are damaged during shipment, we may be required to repair or replace such units.
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
Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner. If we elect to expand our production capacity by constructing or leasing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
In order to grow our business, we will need to increase our production capacity. For example, our current manufacturing capacity may not be sufficient to meet our planned production targets and we are currently seeking to expand our capacity. Our ability to plan, develop and equip additional manufacturing facilities is subject to significant risks and uncertainties, including but not limited to the following:
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
Our energy storage products require periodic maintenance, such as the cleaning or replacement of air filters or other components, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. These maintenance items are typically scheduled on a quarterly basis but may vary depending on system operations. We currently rely on our customers that do not have service agreements with us or that perform maintenance that is not covered by such agreements to follow our product operations and maintenance manuals. We have had, and in the future may continue to have, incidents of failure to maintain or perform required maintenance correctly that damage or adversely affect the performance of our energy storage products. Furthermore, there is risk of harm to persons or property if individuals performing maintenance do not follow applicable maintenance or safety protocols. Any such incident or harm would likely lead to adverse publicity and potentially a safety recall and decisions or mandates to temporarily halt production and could also adversely affect our reputation, customer’s willingness to place future orders, our operating results and prospects, business, financial condition and results of operations.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and early 2023 and expect to continue deliveries in 2024 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but SMUD is under no obligation to place additional orders with us.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the six months ended June 30, 2024 and June 30, 2023, we had $40.3 million and $44.8 million in net losses, respectively, and as of June 30, 2024 we had $736.4 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having a 25-year product design life, and having a wide thermal operating range that reduces the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries.
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
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, have failed at cycling reliably in the past. All of our first-generation units (except for one) have been returned to us and so the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our later-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
In addition, developments of existing and new technologies could improve the cost and usability profile of such alternative technologies, reducing any relative benefits currently offered by our energy storage products, which would negatively impact the likelihood of our energy storage products gaining market acceptance.
Our plans are dependent on the development of market acceptance of our products and long duration energy storage technology.
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
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our Energy Warehouse and Energy Center products are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. From time to time, we may face attempts by others to gain unauthorized access through the Internet or otherwise or to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
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
Such conflicts could cause such executive officer or director to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our audit committee and our board of directors regularly review these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
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
We have had, and in the future may have further, environmental or safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, decisions or mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand and reputation, customer’s willingness to place future orders, our operating results and financial condition, our ability to operate, and our future prospects.
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
As of June 30, 2024, we had outstanding Public Warrants to purchase an aggregate of 11,461,227 shares of our common stock. The exercise price of each of the Public Warrants is $11.50 per share.
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
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 9, Common Stock Warrants, to our condensed financial statements in this Quarterly Report on Form 10-Q.
The Public Warrants may be amended in a manner adverse to a holder if holders of 65% of the then outstanding Public Warrants approve of such amendment.
Our Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and STWO. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
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
On March 6, 2024, we received a written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the Notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. We can regain compliance with the average closing price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period (the “NYSE Listing Requirement”). The Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our common stock on the NYSE, which continues to trade under the symbol “GWH.” However, as of June 30, 2024, we did not meet the NYSE Listing Requirement, and we may not meet that requirement before the end of the cure period.
We continue to actively monitor the closing bid price of shares of our common stock and assess available options to regain compliance with Section 802.01C. On July 12, 2024, the board of directors of the Company voted unanimously to approve and to recommend to the Company’s stockholders that they approve at a special meeting of the Company’s stockholders to be held on August 23, 2024, six possible amendments of our certificate of incorporation (the “Certificate”) to effect a reverse stock split of the Company’s common stock issued and outstanding or held in treasury at a ratio of 1-for-8, 1-for-10, 1-for-12, 1-for-15, 1-for 20, or 1-for-25 (the “Reverse Stock Split”) and, in the case of each such amendment, contemporaneously with the Reverse Stock Split, a reduction to the number of shares of authorized common stock from 2,000,000,000 to 1,000,000,000 (the “Authorized Share Reduction”).
If approved by the stockholders at the special meeting, at the discretion of the board of directors, the Company may effect the Reverse Stock Split and the Authorized Share Reduction by causing the filing of one of six possible amendments to the Certificate (each, a “Reverse Stock Split Amendment” and collectively, the “Reverse Stock Split Amendments”), with the Delaware Secretary of State. The par value per share of the Company’s common stock would remain unchanged at $0.0001. The Reverse Stock Split would be primarily intended to bring the Company into compliance with the continued listing standards of the New York Stock Exchange, however, there can be no assurance that stockholder approval will be received, that any future reverse stock split will have the desired effects, or that we will be able to regain compliance with the applicable rules or other NYSE listing requirements.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

August 14, 2024
ESS TECH, INC.

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer