Form 10-Q
period 2024-09-30
ESS Tech, Inc.
filed 2024-11-14
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GWH	New York Stock Exchange
Warrants, each fifteen warrants exercisable for one share of common stock at an exercise price of $172.50	GWH.W	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of November 8, 2024, the registrant had 11,882,871 shares of common stock, par value $0.0001, issued and outstanding.

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
•issues related to contract execution, including customer site readiness and acceptance of our products;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,822	$20,165
Restricted cash, current	906	1,373
Accounts receivable, net	413	1,990
Short-term investments	42,292	87,899
Inventory	7,037	3,366
Prepaid expenses and other current assets	5,084	3,305
Total current assets	68,554	118,098
Property and equipment, net	19,857	16,266
Intangible assets, net	4,723	4,923
Operating lease right-of-use assets	1,853	2,167
Restricted cash, non-current	947	945
Other non-current assets	763	833
Total assets	$96,697	$143,232
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,937	$2,755
Accrued and other current liabilities	10,178	10,755
Accrued product warranties	3,298	2,129
Operating lease liabilities, current	1,631	1,581
Deferred revenue, current	6,034	2,546
Total current liabilities	32,078	19,766
Operating lease liabilities, non-current	451	957
Deferred revenue, non-current	—	3,835
Deferred revenue, non-current - related parties	14,400	14,400
Common stock warrant liabilities	458	917
Other non-current liabilities	109	—
Total liabilities	47,496	39,875
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 11,882,581 and 11,614,127 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	808,100	799,513
Accumulated deficit	(758,900)	(696,157)
Total stockholders’ equity	49,201	103,357
Total liabilities and stockholders’ equity	$96,697	$143,232

See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue	$355	$1,544	$2,911	$4,741
Revenue - related parties	4	1	534	3
Total revenue	359	1,545	3,445	4,744
Cost of revenue	12,741	10,183	35,615	10,183
Gross profit (loss)	(12,382)	(8,638)	(32,170)	(5,439)
Operating expenses
Research and development	2,684	1,609	9,066	38,790
Sales and marketing	2,529	2,056	7,274	5,648
General and administrative	6,087	5,831	17,791	16,963
Total operating expenses	11,300	9,496	34,131	61,401
Loss from operations	(23,682)	(18,134)	(66,301)	(66,840)
Other income, net
Interest income, net	807	1,155	3,097	3,737
Gain on revaluation of common stock warrant liabilities	343	344	459	917
Other income, net	39	17	2	738
Total other income, net	1,189	1,516	3,558	5,392
Net loss and comprehensive loss to common stockholders	$(22,493)	$(16,618)	$(62,743)	$(61,448)

Net loss per share - basic and diluted	$(1.90)	$(1.59)	$(5.35)	$(5.93)

Weighted-average shares used in per share calculation - basic and diluted	11,814,580	10,471,738	11,722,378	10,358,503
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	10,254,755	$1	$755,552	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	34,907	—	104	—	104
Stock-based compensation expense	—	—	2,059	—	2,059
Net loss	—	—	—	(21,901)	(21,901)
Balance as of March 31, 2023	10,289,662	$1	$757,715	$(640,480)	$117,236
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	81,710	—	268	—	268
Stock-based compensation expense	—	—	2,725	—	2,725
Net loss	—	—	—	(22,929)	(22,929)
Balance as of June 30, 2023	10,371,372	$1	$760,708	$(663,409)	$97,300
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	63,017	—	31	—	31
Stock-based compensation expense	—	—	2,889	—	2,889
Issuance of common stock and common stock warrants, net of issuance costs of $368 thousand	1,099,450	—	32,858	—	32,858
Net loss	—	—	—	(16,618)	(16,618)
Balance as of September 30, 2023	11,533,839	$1	$796,486	$(680,027)	$116,460

Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	45,745	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	11,659,872	$1	$802,286	$(714,467)	$87,820
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	128,263	—	138	—	138
Stock-based compensation expense	—	—	3,026	—	3,026
Net loss	—	—	—	(21,940)	(21,940)
Balance as of June 30, 2024	11,788,135	$1	$805,450	$(736,407)	$69,044
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	94,446	—	(8)	—	(8)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(22,493)	(22,493)
Balance as of September 30, 2024	11,882,581	$1	$808,100	$(758,900)	$49,201
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,743)	$(61,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,302	3,187
Non-cash interest income	(2,094)	(2,438)
Non-cash lease expense	1,000	916
Stock-based compensation expense	8,538	7,673
Inventory write-down and losses on noncancellable purchase commitments	5,170	11,422
Change in fair value of common stock warrant liabilities	(459)	(917)
Other non-cash (income) expenses, net	311	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	1,352	3,874
Inventory	(9,768)	(13,132)
Prepaid expenses and other assets	(1,709)	3,701
Accounts payable	5,671	275
Accrued and other liabilities	(219)	(4,305)
Accrued product warranties	1,169	993
Deferred revenue	(122)	12,532
Operating lease liabilities	(1,142)	(1,050)
Net cash used in operating activities	(51,743)	(38,751)

Cash flows from investing activities:
Purchases of property and equipment	(3,823)	(4,209)
Maturities and purchases of short-term investments, net	47,709	20,208
Net cash provided by investing activities	43,886	15,999

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	—	27,132
Payments on notes payable	—	(1,733)
Proceeds from stock options exercised	80	236
Proceeds from contributions to Employee Stock Purchase Plan	214	332
Repurchase of shares from employees for income tax withholding purposes	(245)	(165)
Other, net	—	(214)
Net cash provided by financing activities	49	25,588

Net change in cash, cash equivalents and restricted cash	(7,808)	2,836
Cash, cash equivalents and restricted cash, beginning of period	22,483	36,655
Cash, cash equivalents and restricted cash, end of period	$14,675	$39,491
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,306	$1,246
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	2,844	747
Adjustment to right-of-use assets from lease modification	686	—
Common stock warrants issued for the acquisition of intangible assets	—	4,990
Transfers between inventory and property and equipment, net	1,051	—

Cash and cash equivalents	$12,822	$37,173
Restricted cash, current	906	1,373
Restricted cash, non-current	947	945
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$14,675	$39,491
See accompanying notes to the condensed financial statements

ESS TECH, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring up to twelve hours of flexible energy capacity predominantly using earth-abundant materials.
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
Condensed Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 13, 2024.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.
Liquidity and Capital Resources - The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2024, the Company incurred net losses of $62.7 million and used $51.7 million of cash in operating activities. As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $12.8 million and short-term investments of $42.3 million, or total liquid assets of $55.1 million.
The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain additional debt or equity financing. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms. Any such financing activities are subject to market conditions, and accordingly involves factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
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
Reverse Stock Split
On August 23, 2024, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all shares of the Company’s common stock that were issued and outstanding at a ratio of 1-for-15 ( the “Reverse Stock Split”) and reduce the total number of authorized shares of common stock from 2,000,000,000 to 1,000,000,000. The amendment became effective as of 4:01 p.m., Eastern Time, on August 23, 2024. The par value of the Company’s common stock remained unchanged at $0.0001 per share. Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all warrants, RSUs (as defined herein) and options outstanding at the effective time of the Reverse Stock Split, as well as to their corresponding exercise prices. All share-based balances, including warrants, RSUs and options, herein are reported on a retroactively adjusted basis.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The ASU requires entities to disaggregate operating expenses into specific categories within the notes to the financial statements to provide enhanced transparency. The ASU will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this new standard on the Company's disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. The ASU will be effective for the Company starting in fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU may have on the Company’s disclosures.
3.INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$10,923	$7,740
Work in process	6,108	1,236
Finished goods	6,347	5,685
Inventory, gross	$23,378	$14,661
Net realizable value adjustment	(16,341)	(11,295)
Inventory	$7,037	$3,366
The balance of the Company’s inventory was written down by $16.3 million and $11.3 million from its cost to its net realizable value as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Company has LCNRV losses related to noncancellable purchase commitments which were $0.8 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed balance sheets. For further details, refer to Note 8, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$21,854	$17,669
Furniture and fixtures	231	184
Leasehold improvements	3,352	3,232
Software	183	183
Construction in process	6,621	4,279
Total property and equipment	32,241	25,547
Less accumulated depreciation	(12,384)	(9,281)
Total property and equipment, net	$19,857	$16,266
Depreciation expense related to property and equipment, net was $0.7 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 9, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and nine months ended September 30, 2024 was $67 thousand and $200 thousand and immaterial for the three and nine months ended September 30, 2023, respectively.
Intangible assets, net consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(267)	$4,723	$4,990	$(67)	$4,923
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and related benefits	$4,685	$5,681
Materials and related purchases	2,677	2,083
Professional and consulting fees	1,108	802
Amounts due to customers	—	545
Noncancellable purchase commitments	761	637
Other	947	1,007
Total accrued and other current liabilities	$10,178	$10,755

7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued product warranties - beginning of period	$3,240	$5,103	$2,129	$1,643
Accruals for warranties issued	81	231	2,649	5,409
Repairs and replacements	(28)	(103)	(730)	(1,172)
Adjustments to existing accruals	5	(2,595)	(750)	(3,244)
Accrued product warranties - end of period	$3,298	$2,636	$3,298	$2,636
8.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed financial statements.
Letters of Credit
The Company has a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. As of September 30, 2024 the letter of credit was recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of September 30, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $200 thousand in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of September 30, 2024, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of September 30, 2024 and December 31, 2023, total unfulfilled noncancellable purchase commitments were $0.8 million and $0.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $11.9 million and $7.7 million as of September 30, 2024, and December 31, 2023, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the three and nine months ended September 30, 2024.

9.COMMON STOCK WARRANTS
The following table consists of the number of shares of common stock issuable upon exercise of the respective warrants as of the dates indicated:

	September 30, 2024	December 31, 2023
Public Warrants	764,081	764,081
SMUD Warrant	833	833
Honeywell Warrants:
Investment Warrant	708,775	708,775
IP Warrant	417,997	417,997
Performance Warrants	51,717	51,717
Total common stock warrants	1,943,403	1,943,403
Public Warrants
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
The Public Warrants are listed on the NYSE under the ticker symbol “GWH.W.” Following the Reverse Stock Split, fifteen Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $172.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants expire on October 8, 2026, five years after completion of the Business Combination, or earlier upon redemption or liquidation.
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of common stock equals or exceeds $270.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
The Company may call the Public Warrants for redemption starting any time, in whole and not in part, at a price of $0.10 per warrant, so long as the Company provides no less than 30 days prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a number of shares determined based on the redemption date fair market value of the shares, and if, and only if, the reported last sale price of common stock equals or exceeds $150.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed statements of operations and comprehensive loss. For the three and nine months ending September 30, 2024, the Company recorded a net decrease to the liabilities for Public Warrants of $0.3 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a net decrease to the liabilities for Earnout Warrants, Public Warrants and Private Warrants (excluding Earnout Warrants) of $0.3 million and $0.9 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of September 30, 2024 and December 31, 2023, 833 shares underlying the warrant were vested.
Honeywell Warrants
On September 21, 2023, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Honeywell ACS Ventures LLC (“Honeywell Ventures”), an affiliate of Honeywell, a related party. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the Company and the Company issued 1,099,450 shares of common stock and a warrant to issue up to 708,775 shares of common stock (the “Investment Warrant”) to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the Company, the Company issued a warrant to issue up to 417,997 shares of common stock (the “IP Warrant”) to UOP, which UOP subsequently transferred to Honeywell Ventures. The Investment Warrant has an exercise price of $28.35, and the IP Warrant has an exercise price of $43.50. Each warrant will expire on September 21, 2028.
On September 21, 2023, the Company and UOP also entered into a Master Supply Agreement (the “Supply Agreement”), pursuant to which UOP may purchase equipment supplied by the Company. Pursuant to the Supply Agreement, the Company agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial performance warrant to issue up to 51,717 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional performance warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement (the “Performance Warrants”). The initial Performance Warrant has an exercise price of $21.75 and the additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such Performance Warrant is being issued. The initial Performance Warrant will expire on September 21, 2028 and each additional Performance Warrant will have a five-year term from its respective date of issuance.
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the nine months ended September 30, 2024:

	December 31, 2023	Issued	Exercised	September 30, 2024
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
The table below shows the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the nine months ended September 30, 2023:

	December 31, 2022	Issued	Exercised	September 30, 2023
Earnout Warrants	38,888	—	—	38,888
Public Warrants	491,860	—	—	491,860
Private Warrants (excluding Earnout Warrants)	233,333	—	—	233,333
SMUD Warrant	833	—	—	833
Investment Warrant	—	708,775	—	708,775
IP Warrant	—	417,997	—	417,997
Performance Warrants	—	51,717	—	51,717
Total common stock warrants	764,914	1,178,489	—	1,943,403

10.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$529	$878	$1,868	$878
Research and development	614	278	1,923	2,401
Sales and marketing	209	211	467	526
General and administrative	1,306	1,522	4,280	3,868
Total stock-based compensation	$2,658	$2,889	$8,538	$7,673
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 580,000 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 1,754,000 shares of common stock as of September 30, 2024.
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
As of September 30, 2024, there were 314,846 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the nine months ended September 30, 2024 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2023	173,226	$19.90	6.25	$1,422	877,365	$41.81
Options and RSUs granted	—	—			833,145	13.78
Options exercised and RSUs released	(16,119)	5.01			(252,284)	31.07
Options and RSUs forfeited	(4,155)	6.92			(250,822)	26.02
Balances as of September 30, 2024	152,952	$21.82	5.19	$120	1,207,404	$27.97
Options vested and exercisable - December 31, 2023	118,347	$16.53	5.62	$1,198
Options vested and exercisable - September 30, 2024	129,288	$19.81	4.62	$120

No options were granted during the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024, there was approximately $22.0 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.66 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and nine months ended September 30, 2024 and 2023 was $47 thousand and $0.2 million and $89 thousand and $0.2 million, respectively.
11.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,166	$—	$10,166
U.S. Treasury securities	1,001	26,828	27,829
Total Level 1	11,167	26,828	37,995
Level 2:
Certificate of deposit	79	—	79
U.S. agency securities	—	—	—
Commercial paper	1,292	12,187	13,479
Corporate debt securities	—	3,277	3,277
Total Level 2	1,371	15,464	16,835
Total assets measured at fair value	$12,538	$42,292	$54,830

	December 31, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,126	$—	$10,126
U.S. Treasury securities	—	54,681	54,681
Total Level 1	10,126	54,681	64,807
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	12,447	12,447
Commercial paper	9,353	20,771	30,124
Total Level 2	9,430	33,218	42,648
Total assets measured at fair value	$19,556	$87,899	$107,455

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	458	—	—	458
Total liabilities measured at fair value	$458	$—	$—	$458

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	917	—	—	917
Total liabilities measured at fair value	$917	$—	$—	$917
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
Level 2 Assets: The Company invests in a certificate of deposit, U.S. agency securities, commercial paper, and corporate debt securities. These assets are valued using observable inputs that reflect quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).
Level 1 Liabilities: The Company values its public common stock warrants based on the market price of the warrants.
For trading securities held at the reporting date, net losses recorded during the three and nine months ended September 30, 2024 and 2023 were immaterial.
12.INCOME TAXES
The Company did not record an income tax provision for the three and nine months ended September 30, 2024 and 2023, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
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

The PTC is recorded as the applicable items are produced and sold. The Company began earning PTCs in the third quarter of 2023. For the three months ended September 30, 2024, the Company recognized a reduction to PTC’s due to net fair value adjustments of $140 thousand. For the nine months ended September 30, 2024, the Company recognized net PTC benefit of $143 thousand. PTCs are recorded to cost of revenue on the condensed statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company recognized PTC benefit of $0.7 million. As of September 30, 2024 and December 31, 2023, grant receivable related to the PTC in the amount of $1.0 million and $0.8 million, respectively, is recorded in prepaid expenses and other current assets on the condensed balance sheets.
14.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$148	$1,321	$2,976	$4,510
Service revenue	22	224	100	234
Other revenue	189	—	369	—
Total revenue	$359	$1,545	$3,445	$4,744
The majority of the Company’s revenue is derived from product sales of energy storage systems. During 2024 other revenue included engineering services related to product site deployment, customer reimbursements for freight, travel, and other expenses, and revenue earned for work performed to date under project contracts that were ultimately terminated.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$125	$253
Deferred revenue	20,434	20,781
Contract assets decreased by $128 thousand during the nine months ended September 30, 2024 due to invoicing on contracts for which revenue has previously been recognized. Deferred revenue decreased by $0.3 million during the nine months ended September 30, 2024 reflecting $0.7 million in customer advance billings offset by the recognition of $1.1 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Deferred revenue of $6.0 million is expected to be recognized within the next 12 months and non-current deferred revenue of $14.4 million is expected to be recognized thereafter.
15.RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2024, the Company recognized revenue of $4 thousand and $0.5 million, respectively, for reimbursable expenses, sale of energy storage systems, and extended warranty services provided to related parties. During the three and nine months ended September 30, 2023, the Company recognized revenue of $1 thousand and $3 thousand, respectively, for extended warranty services provided to related parties.
As of September 30, 2024, the Company had $40 thousand of deferred revenue for extended warranty services and equipment to related parties and $18 thousand of outstanding accounts receivable from related parties. As of

December 31, 2023, the Company had recorded deferred revenue of $1 thousand for extended warranty services provided to related parties and $29 thousand of outstanding accounts receivable from related parties.
As of September 30, 2024 and December 31, 2023, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $14.4 million within non-current deferred revenue. As of December 31, 2023, the Company recorded $0.6 million in current deferred revenue which was subsequently recognized as revenue during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the value of the initial Performance Warrant issued to Honeywell was $0.7 million included within other non-current assets in the condensed balance sheets. During the nine months ended September 30, 2024, $27 thousand of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
16.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(22,493)	$(16,618)	$(62,743)	$(61,448)
Denominator:
Weighted-average shares outstanding – basic and diluted	11,814,580	10,471,738	11,722,378	10,358,503
Net loss per share – basic and diluted	$(1.90)	$(1.59)	$(5.35)	$(5.93)
Due to the net losses for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalents have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options	152,952	173,454
RSUs	1,208,613	922,843
Warrants	1,943,403	1,943,403
Total	3,304,968	3,039,700

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
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because our batteries are designed to operate using an electrolyte of primarily salt, iron and water, they are sustainable and substantially recyclable.
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
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing several products, each of which is able to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our “behind-the-meter” solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that offers energy storage of up to twelve hours. Our second, larger scale energy storage product, the Energy Center, is designed for “front-of-the-meter” (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers. We are developing additional products at larger scale, in addition to productized versions of our core technology components for integration into third-party systems.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during the first three quarters of 2024 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2024.
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
As discussed in Note 13, Government Grants, to our condensed financial statements, starting in 2023, there are PTCs that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. We expect these credits will have a positive impact on our gross margins in the future.
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
Other income, net
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
Other income, net
Other income, net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
In this section, we discuss the results of our operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Comparison of Three and Nine Months Ended September 30, 2024 to Three and Nine Months September 30, 2023
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$359	$1,545	$(1,186)	(77)%	$3,445	$4,744	$(1,299)	(27)%
Cost of revenue	12,741	10,183	2,558	25	35,615	10,183	25,432	250
Gross profit (loss)	(12,382)	(8,638)	(3,744)	43	(32,170)	(5,439)	(26,731)	491%
Operating expenses
Research and development	2,684	1,609	1,075	67	9,066	38,790	(29,724)	(77)
Sales and marketing	2,529	2,056	473	23	7,274	5,648	1,626	29
General and administrative	6,087	5,831	256	4	17,791	16,963	828	5
Total operating expenses	11,300	9,496	1,804	19	34,131	61,401	(27,270)	(44)
Loss from operations	(23,682)	(18,134)	(5,548)	31	(66,301)	(66,840)	539	(1)
Other income, net
Interest income, net	807	1,155	(348)	(30)	3,097	3,737	(640)	(17)
Gain on revaluation of common stock warrant liabilities	343	344	(1)	—	459	917	(458)	(50)
Other income, net	39	17	22	129	2	738	(736)	(100)
Total other income, net	1,189	1,516	(327)	(22)	3,558	5,392	(1,834)	(34)
Net loss and comprehensive loss to common stockholders	$(22,493)	$(16,618)	$(5,875)	35%	$(62,743)	$(61,448)	$(1,295)	2%
Revenue
Revenue for the three and nine months ended September 30, 2024 was $0.4 million and $3.4 million compared to $1.5 million and $4.7 million for the three and nine months ended September 30, 2023 as we delivered and recognized revenue for the sale of Energy Warehouses, other related equipment, and extended warranty services.
Cost of revenue
Cost of revenue for the three and nine months ended September 30, 2024 was $12.7 million and $35.6 million compared to $10.2 million for the three and nine months ended September 30, 2023. During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred.
Operating expenses
Research and development
Research and development expenses increased by $1.1 million or 67% from $1.6 million for the three months ended September 30, 2023 to $2.7 million for the three months ended September 30, 2024. The increase resulted from the utilization of $1.0 million of inventory which was previously expensed prior to the Transition Date during the third quarter of 2023 following the transition which did not recur in the current year. Research and development expenses have remained otherwise consistent year-over-year.
Research and development expenses decreased by $29.7 million or 77% from $38.8 million for the nine months ended September 30, 2023 to $9.1 million for the nine months ended September 30, 2024. The decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date. Research and development expenses have remained otherwise consistent year-over-year.
Sales and marketing
Sales and marketing expenses increased by $0.5 million or 23% from $2.1 million for the three months ended September 30, 2023 to $2.5 million for the three months ended September 30, 2024. The increase is driven by increased personnel-related expenses due to expanded headcount as well as increased outside services, advertising and sales consultant expenses.
Sales and marketing expenses increased by $1.6 million or 29% from $5.6 million for the nine months ended September 30, 2023 to $7.3 million for the nine months ended September 30, 2024. The increase is driven by increased personnel-related expenses due to expanded headcount as well as increased outside services, advertising and sales consultant expenses.
General and administrative
General and administrative expenses increased by $0.3 million or 4% from $5.8 million for the three months ended September 30, 2023 to $6.1 million for the three months ended September 30, 2024. The increase is due to increased IT expenses and stock-based compensation, partially offset by decreased audit and legal expenses and insurance costs.
General and administrative expenses increased by $0.8 million or 5% from $17.0 million for the nine months ended September 30, 2023 to $17.8 million for the nine months ended September 30, 2024. The increase is due primarily to personnel-related expenses including stock-based compensation and increased professional and outside services costs.
Other income, net
Interest income, net
Interest income, net decreased by $0.3 million or 30% from $1.2 million for the three months ended September 30, 2023 to $0.8 million for the three months ended September 30, 2024. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Interest income, net decreased by $0.6 million or 17% from $3.7 million for the nine months ended September 30, 2023 to $3.1 million for the nine months ended September 30, 2024. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $0.3 million for the three months ended September 30, 2024 and a loss of $0.3 million for the three months ended September 30, 2023. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in a gain of $0.5 million for the nine months ended September 30, 2024 and a gain of $0.9 million for the nine months ended September 30, 2023. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income, net
Other income, net increased by $22 thousand or 129% from $17 thousand for the three months ended September 30, 2023 to $39 thousand for the three months ended September 30, 2024. The increase in income is a result of recognition of quarter-to-date unrealized gains on trading securities in 2024 rather than unrealized losses in 2023.
Other income, net decreased by $0.7 million or 100% from $0.7 million for the nine months ended September 30, 2023 to $2 thousand of income for the nine months ended September 30, 2024. The decrease is a result of funding received from federal agencies for our research and development activities in 2023 that did not recur in 2024, offset by the recognition of year-to-date unrealized losses on trading securities in 2023 rather than unrealized gains in 2024.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the nine months ended September 30, 2024, we incurred net losses of $62.7 million and used $51.7 million of cash in operating activities. As of September 30, 2024, we had unrestricted cash and cash equivalents of $12.8 million and short-term investments of $42.3 million, or total liquid assets of $55.1 million. We will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly there is substantial doubt as to our ability to continue as a going concern for 12 months from the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
We have a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.

We have a standby letter of credit with Bank of America for $600 thousand as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of September 30, 2024, $600 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.
We have a standby letter of credit with Bank of America for $200 thousand in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of September 30, 2024, $200 thousand was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and nine months ended September 30, 2024 and 2023.
On September 21, 2023, we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which, Honeywell Ventures invested $27.5 million in the Company and the Company issued 1,099,450 shares of common stock and the Investment Warrant exercisable for up to 708,775 shares of Common Stock.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(51,743)	$(38,751)
Net cash provided by investing activities	43,886	15,999
Net cash provided by financing activities	49	25,588
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted inventory purchases and cost of revenue, costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $51.7 million for the nine months ended September 30, 2024, which is comprised of net loss of $62.7 million and noncash interest income of $2.1 million, partially offset by stock-based compensation of $8.5 million, inventory write-downs and losses on noncancellable purchase commitments of $5.2 million, and depreciation and amortization expense of $3.3 million. Net changes in operating assets and liabilities used $4.8 million of cash driven by decreases accrued and other current liabilities, deferred revenue, operating lease liabilities, and an increase in inventory, prepaid and other current assets, partially offset by cash collections on accounts receivable, an increase in accounts payable, and an increase in accrued product warranties.
Net cash used in operating activities was $38.8 million for the nine months ended September 30, 2023, which is comprised of net loss of $61.4 million, noncash interest income of $2.4 million, and noncash changes in the fair value of common stock warrant liabilities of $0.9 million, partially offset by inventory write-downs and losses on noncancellable purchase commitments of $11.4 million, stock-based compensation of $7.7 million and depreciation expense of $3.2 million. Net changes in operating assets and liabilities provided $2.9 million of cash driven by cash collections on accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued product warranties, partially offset by decreases in accrued and other current liabilities, deferred revenue, accounts payable and operating lease liabilities.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $43.9 million for the nine months ended September 30, 2024, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
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

Net cash provided by financing activities was $49 thousand for the nine months ended September 30, 2024, which consisted of proceeds from our ESPP and stock options exercised offset by repurchases for shares from employees for income tax withholding purposes.
Net cash provided by financing activities was $25.6 million for the nine months ended September 30, 2023 and consisted of $27.1 million of proceeds from the issuance of common stock and common stock warrants, net of issuance costs, proceeds from our ESPP of $0.3 million and stock options exercised of $0.2 million, partially offset by principal payments on notes payable of $1.7 million.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of September 30, 2024 consist of lease commitments and three standby letters of credit. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $800 thousand pledged as collateral. There were no draws against the letters of credit during the three and nine months ended September 30, 2024 and 2023. Additionally, we are committed to non-cancellable purchase commitments of $0.8 million as of September 30, 2024 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2024, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse and the Energy Center products are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of September 30, 2024, we had limited Energy Warehouse products fully deployed. Our Energy Center product is in the early stages of design and production, and productized versions of our core component technology is under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if we continue to experience high rates of inflation. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
Our manufacturing and testing processes require significant technological and production process expertise and modification to support our projected business objectives. We have already experienced various issues related to the scaling up of the manufacturing process and while we seek to prevent the reoccurrence of such issues, there can be no assurance that such issues will not reoccur in the future. In addition, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce and transition to new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production, and logistical costs and delays. Any of these developments could lead to current and potential customers cancelling or postponing their purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our ability to successfully implement our overall business strategy relies on our ability to reduce development and manufacturing costs in the future and thereby lower our selling price. Our cost reduction strategy is based on the assumption that increases in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design, reducing the cost of capital and technology improvements (including stack life and projected power output). Its successful implementation also depends on a number of factors, some of which are beyond our control, including the impact of inflation and the timely delivery of key supplies at reasonable prices. For example, our current supply imbalance may result in additional costs that exceed our current expectations. There is no assurance that our cost reduction strategy will be successful and failure to achieve our cost reduction targets could have a material adverse effect on our business, financial condition and results of operations.
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
Our energy storage products require periodic maintenance or refurbishment, such as the cleaning or replacement of air filters or other components, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. Maintenance items are intended to be scheduled on a periodic basis but may vary depending on system operations. We currently rely on our customers that do not have service agreements with us or that perform maintenance that is not covered by such agreements to follow our product operations and maintenance manuals. We have had, and in the future may continue to have, incidents of failure to maintain or perform required maintenance correctly that damage or adversely affect the performance of our energy storage products and/or result in the leakage of electrolyte. In addition, we have had, and in the future may continue to have, components such as our electrolyte rebalancing cell that have a shorter service life than anticipated and require replacement in lieu of maintenance. Furthermore, there is risk of harm to persons or property if individuals performing maintenance do not follow applicable maintenance or safety protocols. Any such incident or harm would likely lead to adverse publicity and potentially a safety recall, decisions or mandates to temporarily halt production or implement an extended suspension of field operations, and expenses related to carrying out site remediation, revising our training programs and updating our maintenance manual, and could also adversely affect our reputation, customer’s willingness to place future orders, our operating results and prospects, business, financial condition and results of operations.
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
On September 21, 2023, we signed a Supply Agreement with UOP, an affiliate of Honeywell International Inc. (“Honeywell”), pursuant to which UOP may purchase equipment supplied by us, and we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial Performance Warrant to issue up to 51,717 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional Performance Warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. On September 21, 2023, we and UOP also entered into a Joint Development Agreement, pursuant to which we and UOP have agreed to work together to collaborate and engage in certain research and development activities generally related to flow battery technology, and a Patent License Agreement, pursuant to which UOP will license certain patent rights to us. However, Honeywell is under no obligation to place any additional firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. In addition, while activities under the Joint Development Agreement have commenced, we and Honeywell may not be able to agree on future activities and endeavors to pursue under the Joint Development Agreement, activities under the Joint Development Agreement may not be successful, or the Patent License Agreement may have limited value to us.
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022 and early 2023 and expect to continue deliveries in 2024 and 2025 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but SMUD is under no obligation to place additional orders with us.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the nine months ended September 30, 2024 and September 30, 2023, we had $62.7 million and $61.4 million in net losses, respectively, and as of September 30, 2024 we had $758.9 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable at end-of-life, having a 25-year product design life, and having a wide thermal operating range that reduces the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries. While we believe that total cost of ownership pricing is the key consideration, lithium-ion battery pack selling costs have decreased significantly over time and may decrease further in the future. While we have also decreased our selling costs, if we are unable to further decrease our costs or if our manufacturing costs increase, if our or our customers’ expectations regarding the operation, performance, maintenance and disposal of our energy storage products are not realized, or if local regulations require alterations to our equipment, then we could have difficulty marketing our energy storage products as a superior alternative to already-established technologies. This would also impact the market reputation and adoptability of our energy storage products.
We also currently market our energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, failed at cycling reliably. All of our first-generation units (except for one) have been returned to us and the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our later-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Warehouse and Energy Center products and the servicing thereof while our core component technology productization and future product offerings are under development. Given that for the foreseeable future our business will depend on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
Further, any additional markets that we may enter could have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include regulatory requirements, including tax laws, trade laws, foreign direct investment review regimes, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, certifications, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing and new risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with United States and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).
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
Furthermore, defective components may give rise to warranty, indemnity, or environmental or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.
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
The availability and effectiveness of our energy storage products and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate storing and otherwise processing confidential business information of ourselves and third parties, as well as personal information and other data. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other sensitive data, such as data that is subject to export control regulations and controlled unclassified information that is subject to other federal regulations. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or to data that is processed or maintained in our business.

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
Although we currently primarily operate in the United States, we continue to expand our business internationally. Any expansion internationally could subject our business to risks associated with international operations, including legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the United States, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, foreign direct investment review regimes, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs and tax liabilities, impact our ability to sell and service our products and require significant management attention, and may harm our business if we are unable to manage them effectively.
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
We have had, and in the future may have further, environmental or safety incidents that damage machinery or product, slow or stop production or field operations, harm employees or result in leakage of electrolyte. Consequences may include litigation, regulation, fines, increased insurance premiums, decisions or mandates to temporarily halt production or field operations, workers’ compensation claims, expenses related to site remediation or other actions that impact our brand and reputation, customer’s willingness to place future orders, our operating results and financial condition, our ability to operate, and our future prospects.

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
We may collect and process certain battery data required for performance monitoring, safety and serviceability. This information is transmitted to our control center and stored. Such data currently is limited to battery operational and safety parameters. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors, and contractors. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations, such as regulations pertaining to controlled unclassified information or data that is subject to export control laws. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and cybersecurity are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and compliance with them can be difficult. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources in order to comply with laws, regulations, and other obligations relating to privacy and cybersecurity. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or cybersecurity laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.
Further, although we take steps to protect the security of our customers’ personal information and other personal information within our control, we may face actual or perceived security breaches, incidents, or other misuses of this information, and many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. We may be required to expend significant resources to comply with security breach and incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network or systems, or those of our vendors or service providers, could result in claims, litigation, and proceedings against us by governmental entities or others, have negative effects on our business and future prospects, including possible fines, penalties and damages, or loss of eligibility for government grants and contracts, and could result in reduced demand for our energy storage products and harm to our reputation and brand, resulting in negative impacts to our business, prospects, and financial results.
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
We have applied for patents in multiple jurisdictions, including the United States, Europe, Australia, Japan and China, and under the Patent Cooperation Treaty, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be maintained or sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated or may be unprotectable. Government actions may also undermine our intellectual property rights.
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
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the nine months ended September 30, 2024, we have incurred net losses of $62.7 million and used $51.7 million of cash in operating activities. As of September 30, 2024, we had unrestricted cash and cash equivalents of $12.8 million and short-term investments of $42.3 million, or total liquid assets of $55.1 million.
As discussed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we will need additional debt or equity financing, strategic partnerships or other arrangements in order to meet our near-term operating cash flow requirements, and management continues to explore various alternatives for raising capital to facilitate our growth and execute our business strategy. However, these sources of capital may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, the price of our common stock, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. In addition, issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to generate sufficient funds from operations or raise additional capital, our future operations and growth could be impeded or discontinued. These uncertainties cause substantial doubt to exist as to our ability to continue as a going concern for 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.
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
As of September 30, 2024, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement, the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock, the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock, and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial

Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued.
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
We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $270.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our common stock equals or exceeds $150.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.02407 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may not occur for some time or not at all, as the only way to realize any future gains on their investment.
There can be no assurance that we will be able to continue to satisfy the continued listing standards of NYSE.

On March 6, 2024, we received a written notice from the NYSE indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On August 23, 2024, we held a special meeting at which our stockholders approved a reverse stock split at various ratios, after which our Board approved the reverse stock split at a ratio of 1-for-15. Following the reverse stock split, on September 3, 2024 we received a further written notice from NYSE informing us that we had regained compliance with the average closing price. However, there can be no assurance that we will be able to comply with the continued NYSE listing requirements going forward.
Although we are now in compliance with the continued listing standards of NYSE, if we fail to meet NYSE’s listing standards in the future and NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The ultimate effect of the 1-for-15 reverse stock split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock have likely experienced decreased liquidity as a result of such reverse stock split.
On August 23, 2024, we effected a 1-for-15 reverse stock split of our common stock. The liquidity of our common stock may be adversely affected given the reduced number of shares of our common stock that are now outstanding following the reverse stock split. As a result of the lower number of shares outstanding following the reverse stock split, the market for our common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our common stock. Our share price may not attract new investors, including institutional investors. In addition, the market price of our common stock may not satisfy the investing requirements of those investors. The trading liquidity of our common stock may not improve. All the foregoing risks may result in a material adverse effect to our stockholders.
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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.4#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4#	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5#	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6#	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7#	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

November 13, 2024
ESS TECH, INC.
(Registrant)

	By:	/s/ Eric P. Dresselhuys
Name: Eric P. Dresselhuys
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Rabb
Name: Anthony Rabb
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)