Form 10-K
period 2024-12-31
ESS Tech, Inc.
filed 2025-03-31
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $84.7 million based on the closing sales price of our common stock on the New York Stock Exchange on June 30, 2024 of $12.27. Shares of the registrant’s common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 25, 2025, 12,103,750 shares of common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•the implementation, market acceptance and success of our technology and business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, tensions in the Middle East, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, instability in the financial markets, fluctuating inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
•our expectations regarding our ability to obtain and maintain intellectual property protection and manufacture and sell our products and services without infringing on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations and the impact of any cash conservation or fundraising measures;
•our business, expansion plans and opportunities;
•our relationships with third parties, including our customers, contractors, and suppliers;
•issues related to the shipment, installation, and operation of our products;
•issues related to contract execution, including customer site readiness and acceptance of our products;
•our ability to enter into commercial or strategic partnerships or transactions and recognize benefits therefrom;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to successfully deploy the proceeds from the Business Combination (as defined herein), other investments in our Company and any borrowing under our existing or future credit agreements;
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
Business Combination
ESS Tech, Inc. (“Legacy ESS”) was founded in 2011 and became a publicly traded company through a business combination with a special purpose acquisition company named ACON S2 Acquisition Corp. (“STWO”) which changed its name to ESS Tech, Inc. upon closing (the “Business Combination”). As a result of the Business Combination, Legacy ESS survived and became a wholly owned subsidiary of ESS Tech, Inc. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the sole remaining legal entity. As of April 1, 2024, the Company does not have any subsidiaries.
Business Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because we designed our batteries to operate using an electrolyte of primarily salt, iron and water, our products are environmentally sustainable and substantially recyclable or reusable. Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. We design and build this core technology, including battery stacks, electrolyte and electrolyte health management solutions into a core power train that is then sold in a variety of configurations to create distinct products that meet the various needs of the industry. These include our smaller-scale Energy Warehouse, larger containerized Energy Centers, gigawatt-scale fully configurable Energy Base and core power trains that can be assembled at the customer site into complete storage solutions. With each battery deployed, we further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
Our batteries are non-flammable and can operate in a wide range of temperatures from -15°C to 50°C with minimal auxiliary loads. This allows our energy storage products to be located in sites where lithium-ion batteries cannot be placed due to fire, chemical or explosion risks. In addition, our batteries are environmentally sustainable, predominantly utilizing readily sourced materials and recyclable or reusable components.
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
We believe that as we are able to increase our production, our per unit costs will decrease, allowing our battery technology to be priced more competitively. When comparing products on a lifetime levelized cost of storage (“LCOS”) basis, which is the total cost of the investment in an electricity storage technology divided by its cumulative delivered electricity, we expect our batteries to be less expensive than lithium-ion alternatives for storage durations greater than eight hours, which we believe is the economic maximum for lithium-ion technologies. Our cost advantage increases as the storage duration extends beyond eight hours because of the scalable nature of our technology.
Energy storage solutions of various sizes and durations must be installed throughout global electrical grids to enable decarbonization in line with global climate objectives. Our energy storage products are intended to supply long-duration power across this expanding spectrum of use cases. As described below in the subsection entitled “Our Technology and Products,” we believe our energy storage products will be capable of addressing customer needs across multiple use cases and markets. We are an early mover in long-duration energy storage and we believe our products will enable more rapid implementation of renewable energy while also improving grid stability. The safety, flexibility and durability of our energy storage products enable customers to use them in nearly any location globally. Examples of use cases range from localized energy storage at commercial and industrial sites to grid-scale use cases, such as peaker plant replacement and grid stabilization.
Our Technology and Products
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. In the 1970s, researchers first developed the concept of iron flow batteries. Despite realizing the batteries’ promising ability to store energy, these researchers found that the reaction between the positive and negative sides created hydroxide formations that clogged the electrodes and reduced the activity of the electrolytes. Hydroxide formation caused rapid degradation in early iron flow batteries after only a few cycles. Unable to prevent the hydroxide from forming, these scientists were forced to abandon their work.
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
Using our iron flow battery technology, we developed a variety of products to provide reliable, safe, long-duration energy storage solutions. Our first energy storage product, the Energy Warehouse, is designed as a ‘behind-the-meter’ solution and is often used for initial testing and technology verification. Our second, larger scale energy storage product, the Energy Center, is designed to be a complete battery solution delivered in a modular, stackable form factor that can be deployed either ‘behind-the-meter’, at commercial/industrial sites or in micro-grid deployments, or ‘front-of-the-meter’ for large-scale grid applications. The Energy Center is designed to allow customers to connect multiple units in a variety of configurations, supporting energy storage projects ranging from sub-megawatt to tens-of-megawatt scale. The Energy Center is configured with higher power and longer duration than the Energy Warehouse, and the modular design allows customers to meet the specific requirements of their application as needed. Our third, gigawatt-scale storage product, the Energy Base, is designed with a fully configurable layout that integrates with any site location and that allows the power (the rate of electricity flow) to be decoupled from the capacity (the total amount of energy held). This, combined with an expectation of unlimited cycling and rapid response time, means that the performance of each Energy Base can be tailored to meet individual customer needs. As a result, users have the flexibility to use the battery for various use cases simultaneously on a project.
The same core technology can enable energy storage solutions designed to meet specific customer needs, particularly when much larger (<5-100MW) requirements exist. In this arrangement, we offer core components configured as power trains, which can then be assembled on-site with various ‘balance of system’ components, including tanks, pumps, and plumbing, to create fully integrated storage solutions. These balance of system components are commercially available products used across a variety of industries and applications. ESS has developed and will continue to expand its documentation, reference design and recommendations to allow customers and partners to build and operate integrated storage solutions based on our core technology.

For all of our energy storage products, the intellectual property and points of differentiation are contained within the core technology components, the Proton Pump, power module, Battery Management System and electrolyte. These components are protected by trade secrets, patents (both granted and in process) and years of research. The balance of system components required to build complete solutions are intentionally designed to be easily produced using broadly available pumps, tanks and other equipment and easily fabricated enclosures, allowing energy storage products to be assembled and deployed almost anywhere at an efficient cost.
ESS’ Critical Technology
Customers
Our current and potential customers include utilities, IPPs and C&I end users. We intend to serve customers in both ‘behind-the-meter’ and ‘front-of-the-meter’ markets. In behind-the-meter applications, customers will use our energy storage products to reduce energy costs, integrate with renewable energy solutions to achieve corporate sustainability goals, and to enhance their energy resiliency. Behind-the-meter customers may include data centers, microgrids, critical infrastructure assets and small-scale C&I customers.
Front-of-the-meter customers, in contrast, are primarily utilities experiencing high rates of renewable energy penetration and requiring energy storage to help balance the grid, and IPPs who can leverage energy storage to improve the economics of renewable energy projects. These customers use our energy storage products to store energy on a utility scale that they can then utilize or sell to their customers when needed and ensure overall grid reliability at a time of increasing demand for energy and grid reliability. Over time, we expect our customer base to expand to include additional types of energy suppliers and an even broader variety of use cases.
We believe our solutions are well-suited to address these diverse applications and use cases due to their flexibility, longevity and safety, among other factors.
Suppliers
Our batteries are made predominantly of earth-abundant, environmentally sustainable materials. These materials are considerably less expensive than rare earth metals that make up other batteries and as a result make up a low percentage of the total costs for our batteries. Because these materials are widely available, there are multiple suppliers for each input. In addition, we use limited high cost materials such as platinum in our manufacturing. While supply chain disruptions have in the past impacted the ability of some of our suppliers to deliver certain components of our batteries to us in a timely manner as described in the section entitled “Part I—Item 1A. Risk Factors—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products,” the mechanical elements and control systems of our batteries are comprised of commercially available equipment that can be supplied by multiple manufacturers.
Partnerships
•Munich Re: We offer our customers the opportunity to purchase our batteries and technology with a ten-year warranty which is backed by investment-grade warranty and project insurance policies from Munich Re, a leading provider of reinsurance, primary insurance and insurance-related risk solutions, which stands behind the performance of our energy storage products. To our knowledge, we are the first long-duration energy storage company to receive this type of insurance, which provides a warranty backstop for our proprietary flow battery technology, supporting our performance obligations regardless of project size or location and de-risking the technology for our customers. We have also collaborated with Munich Re to develop separate project coverage for our customers. This project coverage provides warranty continuity insurance in the event of our insolvency, providing long-term assurance of project performance to our customers and their investors and lenders.
•OneBeacon Insurance: Through OneBeacon, we offer project surety capacity and corporate bonding options to our customers.
•Export-Import Bank of the United States: The Export-Import Bank of the United States (“EXIM”) is the official export credit agency of the United States. EXIM equips U.S. businesses with the financing tools necessary to compete for global sales when private sector lenders are unable or unwilling to provide financing. Our energy storage products are qualified by EXIM, which can provide financing for qualified overseas buyers.
Research & Development
Since January 1, 2019, we have invested approximately $176.4 million in improving our technology and bringing our energy storage products to market. Our research and development efforts are conducted in Oregon and supported by our approximately 41 research and development employees.
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
Intellectual Property
Intellectual property is an integral differentiator for our business, and we rely upon a combination of patents, copyrights and trade secrets to protect our proprietary technology. We believe that we have enforceable intellectual property protection over all critical design elements as well as the key enabling technologies for iron flow batteries. We have developed a significant patent portfolio. We have over 333 patents that are granted, applied for or in the pipeline for application, and an undisclosed number of trade secrets. Without taking into account any possible patent term adjustments or extensions, the earliest our current, issued patents will begin to expire is 2028. We continually review our efforts to assess the existence and patentability of new proprietary technology. We intend to leverage our iron flow expertise to drive innovation and are pursuing additional technological advancements.
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
With the rising demand for clean electric power solutions with lower greenhouse gas emissions, there has been a transition to renewable energy sources and increasing penetration of distributed energy infrastructure. The proliferation of intermittent generating resources has created new challenges to electric grid stability, and thus an opportunity for an increased role for long-duration energy storage solutions. In recent years there have been, and in the future there may continue to be, more unpredictable weather events including extreme temperatures, hurricanes and wildfires. Our technology can operate efficiently and effectively in these extreme weather conditions. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. Key competitors in the traditional lithium-ion space include Contemporary Amperex Technology Co. Limited, LG Chem, Ltd., Samsung Electronics Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors in the non-lithium-ion space include CellCube, CMBlu Energy AG, Energy Dome Energy Vault, Enerox GmbH, Eos Energy Enterprises, Inc., Form Energy, Highview Power PTY Ltd., Hydrostor, Lockheed Martin (GridStar Flow), Malta Inc., and VoltStorage GmbH. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Although we may be small compared to some of our competitors, we believe we are well-positioned to compete with them in the market supported by our innovative iron flow battery technology, strategic partnerships and premier leadership team with a proven track record of success.

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
Government Regulations and Compliance
We operate in the heavily regulated energy sector. As such, there are a variety of federal, state and local regulations and agencies that impact our operations. As a participant in the renewable energy sector specifically, there are additional regulations, tax incentives and support mechanisms in place to promote growth. Renewable energy is a priority for many national, state and local governments.
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
In addition to benefiting from governmental laws and regulations supporting energy storage, we are subject to federal, state and local requirements related to the environment, health, safety and employment. Our manufacturing process is subject to environmental regulations, and our products are subject to regulations addressing safety and reliability. We are also subject to the requirements of the Occupational Safety and Health Act, local wage regulations and rigorous health and safety regulations in the State of Oregon.
Human Capital Management
We pride ourselves on our clean, innovative technology and our employees are dedicated to our strategic mission to deliver reliable, resilient and safe renewable energy storage solutions to communities worldwide. Approximately a third of our employees are involved in product manufacturing in order to refine and grow our operations. As of December 31, 2024, we employed 240 full-time employees, based primarily at our headquarters in Wilsonville, Oregon.
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
Recent Developments
On February 13, 2025, Eric Dresselhuys, Chief Executive Officer of the Company, separated from the Company and resigned as a member of our board of directors. In connection with Mr. Dresselhuys’ departure, Kelly F. Goodman, the Company’s then Vice President of Legal and Corporate Secretary, was appointed as the interim Chief Executive Officer and principal executive officer of the Company, effective February 13, 2025. Ms. Goodman is being supported by an Office of the Interim CEO, which includes Ms. Goodman, Anthony Rabb, Chief Financial Officer, and Ben Heng, EVP of Engineering.
Available Information
Our investor relations website is located at https://investors.essinc.com/, our Company X account is located at https://x.com/ESS_info, and our corporate LinkedIn account is located at https://www.linkedin.com/company/energy-storage-systems/. The information on, or that can be accessed through, our website and the aforementioned X account and LinkedIn account is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report on Form 10-K unless expressly noted. Further, our references to website URLs are intended to be inactive textual references only. We may use our investor relations website and the aforementioned X account and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website and the aforementioned X account and LinkedIn account, in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts.
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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to ESS, unless otherwise specified.
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
•If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, then our business and results of operations could be materially harmed; and
•As we endeavor to expand our business, we will incur significant costs and expenses, which could outpace our cash reserves. We will need to raise additional capital in the near future, and it may not be available on acceptable terms, if at all. Unfavorable conditions or disruptions in the capital and credit markets may also adversely impact business conditions and the availability of credit.
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
As of December 31, 2024, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse, the Energy Center, and the Energy Base products are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of December 31, 2024, we had limited Energy Warehouse products fully deployed and only initial deliveries and deployment of our Energy Center products. Production and productized versions of our core component technology is still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if we again experience high rates of inflation. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, and vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce and deliver our products and to recognize additional revenue, particularly for our larger scale Energy Center products (see also “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
We expect prices for materials to fluctuate over time. Available supply for materials may also be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of batteries and energy storage products. For example, our Proton Pump is manufactured with certain raw materials, which not only include precious and non-precious metals but also carbon, graphite and thermoplastics, the prices of which have historically fluctuated on a cyclical basis and depend on a variety of factors over which we have no control. We have also experienced increased prices and/or inconsistent quality and supply of other electrical components and power module components including frames, end plates and separators. Any reduced availability of these materials may impact our ability to manufacture our products and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. In addition, we utilize shipping containers to house our iron flow batteries within our Energy Warehouse and Energy Center products. Shipping delays caused by various economic, weather and COVID-19 pandemic effects created a shortage in shipping containers and other supply chain delays in the past and may again in the future. We have limited visibility into these supply chain disruptions and increased shipping container costs. Given that our product currently relies on the availability of shipping containers, such shortages may reduce our profitability if we are not able to pass the increased costs to our customers. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
In addition, the conflicts in Ukraine and the Middle East have led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions, particularly if the conflicts were to escalate further, that could negatively impact our operations and our supply chain. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests and continue to impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
•We may be unable to obtain financing needed to build future manufacturing facilities.
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
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past, we had to recall our Gen I battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and may again be required to replace, certain components of our products delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the years ended December 31, 2024 and 2023, we had $86.2 million and $77.6 million in net losses, respectively, and as of December 31, 2024 we had $782.4 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
The report of our independent registered public accounting firm includes a “going concern” explanatory paragraph.
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $31.6 million at December 31, 2024. Given our planned expenditures for the next year, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability to continue as a going concern within at least 12 months after the issuance of such financial statements.
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
We believe that, compared to lithium-ion batteries, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable or reusable at end-of-life, having a 25-year product design life, and having a wide thermal operating range that reduces the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries. While we believe that total cost of ownership pricing is the key consideration, lithium-ion battery pack selling costs have decreased significantly over time and may decrease further in the future. While we have also decreased our selling costs, if we are unable to further decrease our costs or if our manufacturing costs increase, if our or our customers’ expectations regarding the operation, performance, maintenance and disposal of our energy storage products are not realized, or if local regulations require alterations to our equipment, then we could have difficulty marketing our energy storage products as a superior alternative to already-established technologies. This would also impact the market reputation and adoptability of our energy storage products.
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
Our plans are dependent upon market acceptance of our products and our ability to effectively educate potential customers on the benefits of our technology. Iron flow batteries represent an emerging market, and we cannot be sure that potential customers will accept iron flow batteries as a replacement for traditional power sources. In particular, traditional lithium-ion batteries, which are already produced on a large global scale and have widespread market acceptance, offer higher power density and round-trip efficiency than our iron flow batteries. If customers were to place greater value on power density and round-trip efficiency over what we believe to be the numerous other advantages of our technology, then we could have difficulty positioning our iron flow batteries as a viable alternative to traditional lithium-ion batteries and our business would suffer.
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
We expect a significant portion of the business that we will seek in the foreseeable future will be awarded through competitive bidding against other energy storage technologies and other forms of power generation. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, the length of time required to conclude the process, even if successful, and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. In addition, following a contract award, we may encounter significant expense, delay or contract modifications or award revocation as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our failure to compete effectively in this procurement environment could adversely affect our revenue and/or profitability.
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
We also bear the risk of non-payment or late payments by our customers. In the near term, we will depend on a relatively small number of customers for a significant portion of our revenue. If these customers fail to pay us or pay us late, cash flow from operations are impacted and our operating results and financial condition could be harmed. If a contract is cancelled due to the customer’s inability to pay, the redeployment of our product(s) could be expensive, and it may take time to find a replacement customer to whom our product(s) could be redeployed in a cost-effective manner.
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
We are a company with a limited operating history. Having only recently transitioned from research and development activities to commencing commercial production and sales, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver iron flow batteries, or our profitability in the future. If we overestimate our manufacturing requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our information technology (“IT”) infrastructure in tandem with that headcount growth. Management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.
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
We have entered into service agreements with certain customers for our energy storage products with terms of up to 10 years. Under the provisions of these contracts, we will provide services to maintain, monitor, and repair our energy storage products to meet minimum operating levels. While we have conducted tests to determine the overall life of our energy storage products, we have not run certain of our energy storage products over their projected useful life or in all potential conditions prior to large scale commercialization. As a result, we cannot be sure that these energy storage products will last to their expected useful life or perform as anticipated in all conditions, which could result in warranty claims, performance penalties, maintenance, on-going servicing and battery module replacement costs and/or a negative perception of our energy storage products.
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
Our ability to proceed with projects under development and complete construction of projects on schedule and within budget may be adversely affected by escalating costs and lead times for materials and components, tariffs, export controls, labor and regulatory compliance, inability to obtain necessary permits, interconnections or other approvals on acceptable terms or on schedule and by other factors. If any development project or construction is not completed, is delayed or is subject to cost overruns, we could become obligated to make delay or termination payments or become obligated for other damages under contracts, experience diminished returns or write off all or a portion of our capitalized costs in the project. Each of these events could have an adverse effect on our business, financial condition and results of operations. We currently face and will continue to face significant competition, including from products using other energy sources that may be lower priced or have preferred environmental characteristics.
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

Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition in the labor market, including for qualified senior management personnel and highly skilled individuals with technical expertise, is intense. We face and are likely to continue to face challenges identifying, hiring, and retaining qualified personnel in all areas of our business, and we can provide no assurance that we will find suitable successors as transitions occur. In addition, integrating new employees into our team, and key personnel in particular, could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified personnel in all areas of our business, including senior management and other key technical personnel, could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations. The failure to ensure a smooth transition to a permanent Chief Executive Officer when identified could also have a material adverse effect on our business, financial condition and results of operations.
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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Center and newly launched Energy Base products and the servicing thereof while our core component technology productization and future product offerings are under development. Given that our business currently depends on a limited number of products, to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.
We have entered into contracts and other agreements to sell our products in a number of different geographic markets, including the United States, Europe (European Union (“EU”) and non-EU), Africa, and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. For example, we are launching our Energy Base product and are actively bidding on projects for daily cycling applications in the 12 to 24 hour long duration storage market to serve emerging AI/data center driven load needs and to firm baseload renewable production; however, there is no assurance that we will be able to secure any contracts for, or derive any revenue from, the installation of energy storage systems for applications in the 12 to 24 hour long duration storage market. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
Furthermore, defective components may give rise to warranty, indemnity, or environmental or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or replacements, which could be provided at no additional charge beyond the price of the extended warranty paid by such customer.
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
The availability and effectiveness of our energy storage products and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, as well as systems used by third parties on which we rely, will be vulnerable to damage or interruption caused by power outages, climate change and natural disasters, and other factors beyond our control or which we do not presently anticipate, including technical defects or errors. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate storing and otherwise processing confidential business information of ourselves and third parties, as well as personal information and other data. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other sensitive data, such as data that is subject to export control regulations and controlled unclassified information that is subject to other federal regulations. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or to data that is processed or maintained in our business.
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

Changes in the global trade environment, including the imposition or escalation of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain electronic materials and components of our products. This includes the 7.5% - 100% tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018 as well as the additional 10% tariff on most Chinese-origin goods implemented by the U.S. government in February 2025. Further, the Trump administration has strongly voiced an intention to place additional tariffs on China and other countries. In particular, significant new tariffs of 25% on imports from Canada and Mexico announced in February 2025, which have been temporarily suspended for 30 days pending further negotiations between the U.S. and these countries, may also be implemented; an escalation in tariffs to 25% on aluminum and steel imports into the U.S. is set to take effect in March 2025; and additional tariff actions are expected.
Tariffs and the possibility of additional tariffs in the future have created uncertainty, particularly if we are not able to second source parts from alternative vendors. There can be no guaranty that these developments will not negatively impact the price of the positive electrode used in our products. Additionally, existing, future, or potential tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.
We are in the process of qualifying alternative sources but anticipate it will take time before alternate sources are qualified for every component. Depending on the outcome of the tariffs that the Trump administration has implemented and may eventually implement on additional products and/or countries, our ability to secure alternative sources of components may be further limited in the future. In addition, such sources may charge a higher cost than our current suppliers, which would negatively impact our results of operations. There is no guaranty that we will be able to identify alternate suppliers that meet our quality, volume and price requirements. Failure to meet these requirements could result in supply disruptions and increased costs. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to react to such actions quickly and effectively, which could result in supply shortages and increased costs.
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
We may enter into further transactions with related parties. Related-party transactions create the possibility of conflicts of interest with regard to management, including that:
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
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022, continuing through 2023 and 2024, and expect to continue deliveries in 2025 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but the task authorization supporting the Energy Warehouse pilot and the next phase order of our Energy Center expired on December 31, 2024, and while we are in discussions for future task authorizations, SMUD is under no obligation to continue the task authorization or place additional orders with us.
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
Our review of commercial and strategic transactions may be disruptive to our business and may not be successful.
On February 13, 2025, we publicly announced that our board of directors has engaged financial advisors to investigate and pursue commercial or financial transactions, which could include, among other things, divestitures, a merger or sale, joint ventures, partnerships and financings. Exploring commercial and financial transactions may create a significant distraction for our management team and board of directors and require us to expend significant time and resources and incur expenses for advisors. Moreover, the review and consideration of such commercial and financial transactions may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors. The selection and execution of a commercial or financial transaction may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.
Despite our plan to devote significant efforts to identify and evaluate potential commercial and financial transactions, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine that a liquidation of our assets, wind-down, or dissolution of our business is the best method to seek to maximize value.
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine that the liquidation of our assets, wind-down, or dissolution of our business is the best method to seek to maximize value. In such an event, the amount of cash available for distribution to our stockholders, if any, would depend on many factors, including the costs and timing of such liquidation, the market for the Company’s assets, the Company’s cash balance, the amount of cash that would need to be reserved for commitments and contingent liabilities, and the amount and relative priority of the Company’s liabilities.
Accordingly, holders of our shares and warrants could lose all or a significant portion of their investment in the event of a liquidation of the Company’s assets, wind-down, or dissolution of its business.
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
Although we currently primarily operate in the United States, we continue to expand our business internationally. Any expansion internationally could subject our business to risks associated with international operations, including legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the United States, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, export controls, foreign direct investment review regimes, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs and tax liabilities, impact our ability to sell and service our products and require significant management attention, and may harm our business if we are unable to manage them effectively.
In addition, there may be laws in international jurisdictions we have not yet entered, laws we are unaware of in jurisdictions we have entered, or changes to laws in jurisdictions we have entered that may affect or restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell our energy storage products may harm our business, financial condition and results of operations. Additionally, any regulation that affects the sale or operations of distributed energy resources could diminish the real or perceived value of our energy storage solutions in those markets. As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”) and makes significant changes to the tax credit regime that applies to solar and energy storage projects. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033, and has been expanded to include stand-alone battery storage projects. This expansion provides more certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. To date, guidance has been released by the IRS and the U.S. Treasury Department (“Treasury”) to implement many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, however there continues to be uncertainty with respect to certain aspects of the IRA, which could cause our customers to delay projects pending further guidance and which could reduce demand for our technology and harm our business. For example, the IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA, which introduced uncertainties that have yet to be fully resolved. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. And in January 2025, the IRS issued Notice 2025-08, which provides an updated safe harbor method for calculating domestic content percentages. Notice 2024-41, Notice 2025-08 and the elective safe harbor described therein clarified some pre-existing uncertainty in the industry from Notice 2023-38, but they also introduced further uncertainties on some issues. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for tax credits and possibly wait for further clarity. If we are unable to provide battery storage products that meet the domestic content requirements while our competitors are able to do so, we might experience a decline in sales of our products, which could adversely impact our results of operations and harm our business. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium-ion batteries to compete with us through added volume of cells at lower cost.
The full impact of the IRA and its accompanying guidance on our operations cannot be known with certainty. We are continuing to evaluate the potential overall impact and applicability of the IRA on our business and operations. To the extent that any impacts from the IRA are less beneficial than anticipated or have a negative impact on us or our business or on our customers’ businesses, these changes may materially and adversely impact our business, financial condition, and results of operations. There is additional uncertainty on the future of certain of these incentives under the IRA as a result of the recent change in U.S. presidential administration. Such uncertainty could in itself adversely impact customer demand and our business and future results of operations.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, beginning in January 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period such expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively, and as a result, we have recognized a deferred tax asset for the future tax benefit of the amortization deductions of these capitalized research and development expenditures.
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
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $235.6 million and $235.5 million, respectively. U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable years beginning after December 31, 2017 do not expire, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of our current year taxable income. Our remaining U.S. federal NOLs will expire beginning in 2032. Our state NOLs may also be subject to certain limitations. It is possible that we will not generate taxable income in time to use our NOLs before their expiration (if applicable) or at all.
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
We will remain an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”), until December 31, 2025, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
Our products contain third-party open-source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products or our use of those components give rise to disclosure obligations of proprietary software.
Our products contain components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Certain open source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open source software is integrated with our proprietary software or used or distributed in certain ways. We currently combine and use our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. If we combine, use or distribute our proprietary software with open source software in a certain manner in the future, we could be required to release the source code to our proprietary software as open source software, or could be required to cease using the relevant open source software which might be costly to replace. Open source licensors also generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if the license terms for the open source software that we use change, we may be forced to re-engineer our software, incur additional costs or discontinue the use of certain offerings if re-engineering could not be accomplished in a timely manner. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
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
Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, or failures of significant financial institutions, as well as any negative perceptions about our long-term business prospects or the renewable energy sector as a whole, even if exaggerated or unfounded, could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. If we or our customers are unable to obtain additional capital as required, whether due to such disruptions or otherwise, we may be required to take further measures to conserve cash, including ongoing evaluation of workforce staffing requirements, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, until alternative credit arrangements or other funding for our business needs can be arranged, which may adversely affect our business, financial condition and results of operations.
We will need to raise additional capital in the near future, and it may not be available on acceptable terms, if at all.
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the year ended December 31, 2024, we have incurred net losses of $86.2 million and used $72.2 million of cash in operating activities. As of December 31, 2024, we had unrestricted cash and cash equivalents of $13.3 million and short-term investments of $18.3 million, or total liquid assets of $31.6 million.
As discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we will need additional debt or equity financing, strategic partnerships or other arrangements in order to meet our near-term operating cash flow requirements, and management continues to explore various alternatives for raising capital to facilitate our growth and execute our business strategy. However, these sources of capital may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, the price of our common stock, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. In addition, issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to generate sufficient funds from operations or raise additional capital, our future operations and growth could be impeded or discontinued. These uncertainties cause substantial doubt to exist as to our ability to continue as a going concern for 12 months from the issuance of the financial statements included in this Annual Report on Form 10-K. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.
In response to the delay in obtaining funding commitments and negative macroeconomic trends, we have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures. Such cash conservation activities may yield unintended consequences, such as attrition beyond any planned reduction in workforce or near-term delays in our ability to deliver products to our customers.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.
On November 1, 2024, we entered into a Credit Agreement (the “Credit Agreement”) by and between the Company, as borrower, and Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, undergo certain fundamental changes, use financed goods for an unapproved purpose, make certain restricted payments, dispose of assets, and modify the project site lease, in each case, subject to limitations and exceptions set forth in the Credit Agreement. We are also required to meet or exceed specified trailing four quarter revenue targets, which financial covenant will be tested quarterly beginning with the fiscal quarter ending March 31, 2025.
Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash.
The Credit Agreement contains customary events of default including, among others, certain payment defaults, indebtedness cross defaults, covenant defaults, a change of control default, a material adverse change default, bankruptcy and insolvency defaults and judgment defaults. If an event of default exists, EXIM may require immediate payment of all obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other credit documents and applicable law. In the event of a payment default, a default interest rate will apply.
Maintenance of our existing and any future indebtedness could also:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate, or other purposes; and
•due to limitations within the debt instruments, restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of our assets, or materially change our business, subject to customary exceptions.
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
•short selling activities;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, changing international trade policies, social, political and economic risks, hostilities or the perception that hostilities may be imminent, terrorism, military conflict and acts of war, including an escalation of the situation in Ukraine or the Middle East and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries.
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
We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. We have also filed registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.
Any issuance of securities under the shelf registration statement may cause stockholders to experience significant dilution of their ownership interests and any sales of securities by us or our stockholders under the registration statements could have a material adverse effect on the market price for our common stock. Sales of our common stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2024, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share.
We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement, the Investment Warrant held by Honeywell ACS Ventures LLC (“Honeywell Ventures”) exercisable for up to 708,775 shares of common stock, the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock, and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-

weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued.
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 11, Common Stock Warrants, to our financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.
The terms of our warrants may be amended from time to time.
Our Public Warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. We may also lower the exercise price for our Public Warrants in our sole discretion at any time prior to the expiration date, subject to compliance with certain notice and timing requirements. The warrant issued to SMUD, the Investment Warrant, the IP Warrant and the initial Performance Warrant may all be amended with the consent of the respective holders thereof.
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
There can be no assurance that we will be able to continue to satisfy the continued listing standards of the NYSE.
On March 24, 2025, we received a written notice from the NYSE (the “Notice”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual, as our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. As described in the Notice, as of March 21, 2025, our 30 trading-day average market capitalization was approximately $47.8 million and our last reported stockholders’ equity as of September 30, 2024, was approximately $49.2 million.
In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, we intend to submit a plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Cure Period”). Upon receipt of such plan, the NYSE will have up to 45 days to evaluate the plan and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant listing standards within the Cure Period. If the NYSE accepts our plan, the NYSE will review us on a quarterly basis to confirm compliance with the plan. If our plan is not accepted, we fail to comply with the plan or do not meet the NYSE’s Minimum Market Capitalization Standard at the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.
If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
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
On August 23, 2024, we held a special meeting at which our stockholders approved a reverse stock split at various ratios, after which our Board approved the reverse stock split at a ratio of 1-for-15 which was effected on such date. The liquidity of our common stock may be adversely affected given the reduced number of shares of our common stock that are now outstanding following the reverse stock split. As a result of the lower number of shares outstanding following the reverse stock split, the market for our common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our common stock. Our share price may not attract new investors, including institutional investors. In addition, the market price of our common stock may not satisfy the investing requirements of those investors. The trading liquidity of our common stock may not improve. All the foregoing risks may result in a material adverse effect to our stockholders.
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

Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of the Company or changes in management and, therefore, depress the market price of our common stock.
Our certificate of incorporation (as amended, the “Charter”) and amended and restated bylaws contain provisions that could delay or prevent a change of control of the Company or changes in our board of directors that our stockholders might consider favorable. These provisions, among other things:
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
Any provision of our Charter, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
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
•any action arising pursuant to any provision of the DGCL, our Charter or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
Our Charter and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We measure our cybersecurity infrastructure against the NIST 800-171 framework and routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; evaluate how to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Officer who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.
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
In accordance with our cybersecurity incident response plan (“IRP), our Chief Information Officer, members of our management team, including personnel representative of the following functions – legal, IT, finance, audit, operations, engineering, human resources, communications, and additional executives as applicable under the plan – and external cybersecurity support providers (collectively, “IRP stakeholders”), are primarily responsible to assess and manage our material risks from cybersecurity threats.
Our Chief Information Officer and our IRP stakeholders oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Chief Information Officer has an advanced degree in management information systems and has managed the Company’s IT processes and policies inclusive of cybersecurity matters throughout his tenure at the Company, in addition to many years of prior experience in various technology roles at a large U.S. public company. He is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by working with the IT department and external vendors to implement our security risk management, including through the use of both automated and manual tools and reporting, in accordance with the Company’s incident response plan and Company cybersecurity policies.
Our Chief Information Officer provides quarterly briefings to the audit committee and board of directors regarding our Company’s cybersecurity program, including risks and activities, reports of recent cybersecurity incidents and related responses (if any, and if not previously reported to the Board pursuant to the incident response plan), cybersecurity systems testing, the status of third party assessments, general updates in the cybersecurity space, relevant disclosures related to SEC reporting, and the like.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Wilsonville, Oregon. The approximately 200,000 square foot facility contains both our corporate, engineering, and administrative functions as well as our automated and semi-automated battery manufacturing lines. During 2024, the facility had the capacity to manufacture approximately 560 MWh of batteries annually. The facility was also retooled to produce ESS’s new Energy Centers. We currently are in the process of commissioning a second automated battery manufacturing line and repurposing our original semi-automated line for research and development activities. This will result in a total battery manufacturing capacity of 1.05 GWh annually.
Over time, we plan to increase efficiency at the Wilsonville facility to scale manufacturing capacity up to 2.0 GWh through a combination of additional manufacturing lines as well as substantive improvements to the capacity of each battery produced. We also envision opening additional manufacturing facilities globally. This global expansion plan may include the following levers that are currently under consideration:
•Strategic investments in the supply chain to grow capacity;
•Production expansion to Europe and/or Australia; and
•Vertical integration of power module comportments.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the NYSE under the symbol “GWH” and our Public Warrants are listed on the NYSE under the symbol “GWH.W”. As of March 25, 2025, there were 45 holders of record of our common stock and one holder of record of our Public Warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
We have not paid any cash dividends on the common stock to date. We have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
Issuer Purchases of Equity Securities
During the year ended December 31, 2024, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act (other than shares that were repurchased pursuant to net settlement to satisfy tax withholding obligations of plan participants upon the vesting of restricted stock unit awards).
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade. Because our batteries are designed to operate using an electrolyte of primarily salt, iron and water, they are environmentally sustainable and substantially recyclable or reusable.
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
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we are developing several products, each of which is designed to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, is our ‘behind-the-meter’ solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that is used for initial testing and technology validation. Our larger scale energy storage products, the Energy Center and Energy Base, are designed for either ‘behind-the meter’ or ‘front-of-the-meter’ (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers)

deployments specifically for utility and large commercial and industrial consumers. We are developing additional products at larger scale, in addition to productized versions of our core technology components, for integration into third-party systems.
Transition to Commercial Inventory Accounting
We historically had been in the research and development phase for accounting purposes. On a quarterly basis we had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, we transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023 (the “Transition Date”). As a result of the transition, all inventoriable costs incurred are capitalized, net of any lower of cost or net realizable value (“LCNRV”) charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense as of the Transition Date.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part I—Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same core technology and components across our products and customer base. We anticipate significant reduction in our cost of goods through our cost reduction initiatives, including design optimization from value engineering, strategic supply chain projects, and further automation of our manufacturing processes. Additionally, significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2024, we expect our indirect cost of revenue and operating expenses to increase as we ramp up our manufacturing and sales activities. We further expect an increase in expenses related to the implementation of cost reduction projects and initiatives in our supply chain, manufacturing engineering and research and development functions. Achievement of margin targets and cash flow generation is dependent on the execution of these cost out initiatives.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers, second-generation Energy Warehouses, Energy Base, and core technology component productization. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, tensions in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2023 and 2024 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue in 2025.
To the extent that challenging macroeconomic conditions persist, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, slower purchasing decisions by existing and potential new customers, additional delays in timing of payments under our existing customer contracts, further reduction or delays in purchasing decisions by our customers, potential losses of customers as a result of economic distress or bankruptcy, and increased costs for raw materials and freight resulting from inflationary cost pressures.
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the IRA, which extends the availability of ITCs and PTCs and makes significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects is extended until at least 2033 and has been expanded to include stand-alone battery storage projects. This expansion provides more certainty on the tax incentives that will be available to stand-alone battery storage projects in the future. We believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as guidance is issued, and the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 15, Government Grants, to our financial statements, Section 45X of the Code, as enacted by the IRA, provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032. The Section 45X PTC may be refundable by the IRS or saleable to unrelated third parties. We expect these credits will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
Components of Results of Operations
Revenue and Cost of revenue
We earn revenue from the sale of our energy storage products and from service contracts. Revenue from service contracts includes engineering design and extended warranty and maintenance services for our energy storage products. We invoice our customers based upon contractual terms, and accordingly, we have deferred revenues and contract assets depending upon whether we can invoice in advance of satisfying the performance obligations under the respective customer contract or in arrears, respectively. As we are a project-based business, there is inherent variability in our revenue due to variations in pricing, project complexity and timing of delivery across customer projects. Additionally, increased regulatory uncertainty may create a more challenging customer environment and have significant impacts on the consistency and predictability of our revenue year-over-year.
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

General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, and supplies. We expect some of our general and administrative expenses to increase as we expand our operations and manufacturing capacity to support the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
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
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023
The following table sets forth ESS’ operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue	$6,295	$7,540	$(1,245)	(17)%
Cost of revenue	51,653	20,495	31,158	152
Gross profit (loss)	(45,358)	(12,955)	(32,403)	250
Operating expenses
Research and development	11,772	42,632	(30,860)	(72)
Sales and marketing	9,161	7,744	1,417	18
General and administrative	23,507	22,574	933	4
Total operating expenses	44,440	72,950	(28,510)	(39)
Loss from operations	(89,798)	(85,905)	(3,893)	5
Other income, net
Interest income, net	3,574	5,262	(1,688)	(32)
Gain on revaluation of common stock warrant liabilities	115	2,292	(2,177)	(95)
Other income (expense), net	(113)	773	(886)	(115)
Total other income, net	3,576	8,327	(4,751)	(57)
Net loss and comprehensive loss to common stockholders	$(86,222)	$(77,578)	$(8,644)	11%
Revenue
Revenue for the year ended December 31, 2024 was $6.3 million compared to $7.5 million for the year ended December 31, 2023 as we recognized revenue for the sale of Energy Centers, Energy Warehouses, other related equipment, engineering services related to a product site deployment, and extended warranty services. The decrease of $1.2 million consists of a $0.3 million decrease in product revenue due to customer funding and project delays and a $0.9 million decrease in other revenue. Other revenue was higher in 2023 as a result of revenue earned for one-time engineering services we performed in support of a customer project and services performed to date under two contracts that were ultimately terminated due to customer project complications.

Cost of revenue
Cost of revenue for the year ended December 31, 2024 was $51.7 million compared to $20.5 million for the year ended December 31, 2023. During the third quarter of 2023 we reached commercial viability and transitioned out of the research and development phase and into commercial inventory accounting. As such, we began recording cost of revenue as of the Transition Date. Cost of revenue for units associated with the revenue recognized prior to the Transition Date is zero as these costs were recognized as research and development expenses in the respective periods incurred. As such, cost of revenue for the years presented is not comparable.
Operating expenses
Research and development expenses
Research and development expenses decreased by $30.9 million, or 72%, from $42.6 million for the year ended December 31, 2023 to $11.8 million for the year ended December 31, 2024. $30.4 million of the $30.9 million decrease resulted from the transition out of research and development accounting in the third quarter of 2023 into commercial inventory accounting as of the Transition Date. The remaining decrease is driven by a decrease in personnel-related expenses and hardware and IT costs.
Sales and marketing expenses
Sales and marketing expenses increased by $1.4 million, or 18%, from $7.7 million for the year ended December 31, 2023 to $9.2 million for the year ended December 31, 2024. The increase is driven by an increase in personnel-related expenses due to expanded sales headcount and an increase in outside services and external marketing costs.
General and administrative expenses
General and administrative expenses increased by $0.9 million, or 4%, from $22.6 million for the year ended December 31, 2023 to $23.5 million for the year ended December 31, 2024. The increase is due to increased professional and outside services costs, and increased personnel-related expenses, partially offset by decreased insurance and reduced facilities costs allocated to general and administrative expenses.
Other income, net
Interest income, net
Interest income, net decreased by $1.7 million, or 32%, from $5.3 million for the year ended December 31, 2023 to $3.6 million for the year ended December 31, 2024. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio partially offset by a decrease in expense resulting from the repayment of our notes payable during 2023.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $0.1 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. The changes in fair value of common stock warrant liabilities was driven by changes in the market price of our common stock over the respective period.
Other income (expense), net
Other income (expense), net resulted in $0.8 million of income for the year ended December 31, 2023 and $0.1 million of expense for the year ended December 31, 2024. The change is a result of funding received from federal agencies for our research and development activities in 2023 that did not recur in 2024, offset by the recognition of year-to-date unrealized losses on trading securities in 2023 rather than unrealized gains in 2024.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the year ended December 31, 2024, we incurred net losses of $86.2 million and used $72.2 million of cash in operating activities. As of December 31, 2024, we had unrestricted cash and cash equivalents of $13.3 million and short-term investments of $18.3 million, or total liquid assets of $31.6 million. We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures.

We will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly there is substantial doubt as to our ability to continue as a going concern for 12 months from the issuance of the financial statements included in this Annual Report on Form 10-K. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
We have a standby letter of credit with JP Morgan Chase for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. There were no draws against the letter of credit during the years ended December 31, 2024 and 2023.
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of December 31, 2024, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the years ended December 31, 2024 and 2023.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of December 31, 2024, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the year ended December 31, 2024.
On September 21, 2023, we entered into a Common Stock and Warrant Purchase Agreement with Honeywell Ventures pursuant to which, Honeywell Ventures invested $27.5 million in the Company and the Company issued 1,099,450 shares of common stock and the Investment Warrant exercisable for up to 708,775 shares of Common Stock.
On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. At December 31, 2024, we had no outstanding borrowings under the Credit Agreement. See Note 10, Commitments and Contingencies, to our financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for further discussion.
We also maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(72,219)	$(54,896)
Net cash provided by investing activities	64,757	15,071
Net cash provided by financing activities	174	25,653
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted inventory purchases and cost of revenue, costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $72.2 million for the year ended December 31, 2024, which is comprised of net loss of $86.2 million, adjusted for noncash interest income of $2.4 million, partially offset by stock-based compensation of $11.6 million, inventory write-downs and losses on noncancellable purchase commitments of $4.9 million, and depreciation expense of $4.7 million. Net changes in operating assets and liabilities used $6.5 million of cash driven by inventory purchases, an increase in prepaid and other current assets, and decreases in accrued and other current liabilities, operating lease liabilities, and deferred revenue, offset by increases in accounts payable and accrued product warranties and cash collections on accounts receivable.
Net cash used in operating activities was $54.9 million for the year ended December 31, 2023, which is comprised of net loss of $77.6 million, adjusted for noncash interest income of $3.6 million and noncash changes in the fair value of warrant liabilities of $2.3 million, partially offset by inventory write-downs and losses on noncancellable purchase commitments of $11.9 million, stock-based compensation of $10.6 million, and depreciation expense of $6.5 million. Net changes in operating assets and liabilities used $1.6 million of cash driven by cash collections on accounts receivable, an increase in prepaid expenses and other current assets, accrued product warranties and deferred revenue, partially offset by inventory purchases and decreases in accrued and other current liabilities, accounts payable and operating lease liabilities.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $64.8 million for the year ended December 31, 2024, which related to maturities of short-term investments partially offset by purchases of property and equipment.
Net cash provided by investing activities was $15.1 million for the year ended December 31, 2023, which related to maturities of short-term investments partially offset by purchases of property and equipment.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination, our partnership with Honeywell, and the issuance of debt and equity securities and loan agreements.
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2024 and consisted of proceeds from contributions to our ESPP of $0.4 million and stock options exercised of $86 thousand, partially offset by repurchases of shares from employees for income tax withholding purposes of $0.3 million.
Net cash provided by financing activities was $25.7 million for the year ended December 31, 2023 and consisted of $27.1 million of proceeds from the issuance of common stock and common stock warrants, net of issuance costs, proceeds from contributions to our ESPP of $0.5 million and stock options exercised of $0.2 million, partially offset by principal payments on notes payable of $1.7 million and repurchases of shares from employees for income tax withholding purposes of $0.3 million.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of December 31, 2024 consist of lease commitments and three standby letters of credit and the Credit Agreement. The letters of credit serve as security for certain operating leases for office and manufacturing space, for our performance and payment obligations under a customer agreement, and in support of our customs and duties due on imported materials. The letter of credit related to operating leases is fully secured by restricted certificate of deposit accounts. The letters of credit related to a customer contract and to support customs and duties due on imported materials are secured by a total of $0.8 million pledged as collateral. Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were no draws against the letters of credit or under the Credit Agreement during the years ended December 31, 2024 and 2023. Additionally, we are committed to non-cancellable purchase commitments of $0.2 million as of December 31, 2024 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. The following accounting policies represent those that management believes are particularly important to the financial statements and that require the use of estimates, assumptions, and judgments to determine matters that are inherently uncertain.
Inventory Valuation
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
Revenue Recognition
Revenue is earned from the sales of energy storage systems and related services and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration (e.g., liquidated damages). For sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system. Payment terms generally include advance payments to reserve capacity and/or material procurement or commence upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including shipment readiness, delivery, system start up, and/or completion of final site testing.
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
Initial warranty data is limited at the early stage in the commercialization of our products. Thus, it is likely that as we sell additional energy storage systems, we will acquire additional information on the components requiring repair or replacement as well as the projected costs to repair or replace items under warranty which may result in a material difference between our estimated costs and our actual costs. We review our warranty accrual at least quarterly and adjust our estimates as needed to ensure our accruals are adequate to meet expected future warranty obligations. Adjustments to warranty accruals are recorded to cost of revenue.
Recently Issued Accounting Standards
See Note 2, Significant Accounting Policies to our financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period until the end of fiscal year 2025, although we may decide to early adopt new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ESS Tech, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses from operations and is generating negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Portland, Oregon

March 31, 2025

ESS Tech, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,341	$20,165
Restricted cash, current	906	1,373
Accounts receivable, net	215	1,990
Short-term investments	18,263	87,899
Inventory	5,641	3,366
Prepaid expenses and other current assets	4,998	3,305
Total current assets	43,364	118,098
Property and equipment, net	20,582	16,266
Intangible assets, net	4,656	4,923
Operating lease right-of-use assets	1,503	2,167
Restricted cash, non-current	948	945
Other non-current assets	760	833
Total assets	$71,813	$143,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,070	$2,755
Accrued and other current liabilities	9,315	10,755
Accrued product warranties	3,288	2,129
Operating lease liabilities, current	1,692	1,581
Deferred revenue, current	5,237	2,546
Total current liabilities	27,602	19,766
Operating lease liabilities, non-current	—	957
Deferred revenue, non-current	—	3,835
Deferred revenue, non-current - related parties	14,400	14,400
Common stock warrant liabilities	802	917
Other non-current liabilities	125	—
Total liabilities	42,929	39,875
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 11,986,516 and 11,614,127 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	1	1
Additional paid-in capital	811,262	799,513
Accumulated deficit	(782,379)	(696,157)
Total stockholders’ equity	28,884	103,357
Total liabilities and stockholders’ equity	$71,813	$143,232
See accompanying notes to financial statements

ESS Tech, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenue:
Revenue	$5,712	$7,537
Revenue - related parties	583	3
Total revenue	6,295	7,540
Cost of revenue	51,653	20,495
Gross profit (loss)	(45,358)	(12,955)
Operating expenses
Research and development	11,772	42,632
Sales and marketing	9,161	7,744
General and administrative	23,507	22,574
Total operating expenses	44,440	72,950
Loss from operations	(89,798)	(85,905)
Other income, net
Interest income, net	3,574	5,262
Gain on revaluation of common stock warrant liabilities	115	2,292
Other income (expense), net	(113)	773
Total other income, net	3,576	8,327
Net loss and comprehensive loss to common stockholders	$(86,222)	$(77,578)

Net loss per share - basic and diluted	$(7.32)	$(7.27)

Weighted average shares used in per share calculation - basic and diluted	11,773,596	10,663,909
See accompanying notes to financial statements

ESS Tech, Inc.
Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	10,254,755	$1	$755,552	$(618,579)	$136,974
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	259,922	—	468	—	468
Stock-based compensation expense	—	—	10,635	—	10,635
Issuance of common stock and common stock warrants, net of issuance costs of $368 thousand	1,099,450	—	32,858	—	32,858
Net loss	—	—	—	(77,578)	(77,578)
Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	372,389	—	174	—	174
Stock-based compensation expense	—	—	11,575	—	11,575
Net loss	—	—	—	(86,222)	(86,222)
Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
See accompanying notes to financial statements

ESS Tech, Inc.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,222)	$(77,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,724	6,513
Non-cash interest income	(2,422)	(3,635)
Non-cash lease expense	1,350	1,234
Stock-based compensation expense	11,575	10,635
Inventory write-down and losses on noncancellable purchase commitments	4,904	11,932
Change in fair value of common stock warrant liabilities	(115)	(2,292)
Other non-cash (income) expenses, net	459	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	1,549	3,633
Inventory	(8,634)	(14,661)
Prepaid expenses and other assets	(1,620)	2,422
Accounts payable	4,243	(229)
Accrued and other liabilities	(719)	(3,378)
Accrued product warranties	1,159	486
Deferred revenue	(918)	11,500
Operating lease liabilities	(1,532)	(1,418)
Net cash used in operating activities	(72,219)	(54,896)

Cash flows from investing activities:
Purchases of property and equipment	(7,294)	(5,790)
Maturities and purchases of short-term investments, net	72,051	20,861
Net cash provided by investing activities	64,757	15,071

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	—	27,132
Payments on notes payable	—	(1,733)
Proceeds from stock options exercised	86	237
Repurchase of shares from employees for income tax withholding purposes	(297)	(310)
Proceeds from contributions to Employee Stock Purchase Plan	385	541
Other, net	—	(214)
Net cash provided by financing activities	174	25,653

Net change in cash, cash equivalents and restricted cash	(7,288)	(14,172)
Cash, cash equivalents and restricted cash, beginning of period	22,483	36,655
Cash, cash equivalents and restricted cash, end of period	$15,195	$22,483
See accompanying notes to financial statements

ESS Tech, Inc.
Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,738	$1,670
Non-cash investing and financing transactions:
Common stock warrants issued for the acquisition of intangible assets	—	4,990
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	1,586	704
Adjustment to right-of-use assets from lease modification	686	—
Transfers between inventory and property and equipment, net	1,051	—

Cash and cash equivalents	$13,341	$20,165
Restricted cash, current	906	1,373
Restricted cash, non-current	948	945
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$15,195	$22,483
See accompanying notes to financial statements

ESS TECH, INC.
NOTES TO FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES
Description of Business—ESS Tech, Inc. is a long-duration energy storage company specializing in iron flow battery technology. ESS develops long-duration iron flow batteries for commercial and utility-scale energy storage applications requiring up to twelve hours of flexible energy capacity predominantly using earth-abundant materials. The Company historically had been in the research and development phase. On a quarterly basis the Company had evaluated a combination of evidence including production quality metrics, field functionality to date, revenue trends, and existing contracts with customers. Based on the evaluation performed during the third quarter of 2023, the Company transitioned out of the research and development phase and into commercial inventory accounting as of July 1, 2023.
The Company was founded in 2011 and became a publicly traded company through a business combination with a special purpose acquisition company named ACON S2 Acquisition Corp. which changed its name to ESS Tech, Inc. upon closing. As a result of the Business Combination, Legacy ESS survived and became a wholly owned subsidiary of ESS Tech, Inc. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the sole remaining legal entity. As of April 1, 2024, the Company does not have any subsidiaries.
Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2024, the Company incurred net losses of $86.2 million and used $72.2 million of cash in operating activities. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $13.3 million and short-term investments of $18.3 million, or total liquid assets of $31.6 million.
The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain additional debt or equity financing. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms. Any such financing activities are subject to market conditions, and accordingly involves factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
2.SIGNIFICANT ACCOUNTING POLICIES
Transition to Commercial Inventory Accounting—As of July 1, 2023, the Company transitioned out of the research and development phase and into commercial inventory accounting on the Transition Date. As a result of the transition, all inventoriable costs incurred are capitalized, net of any LCNRV charges, which are recognized as cost of revenue. Further, unfulfilled noncancellable purchase commitments are recognized as expense for estimated losses in cost of revenue and warranty and fulfillment costs are recorded as a component of cost of revenue rather than research and development expense beginning on the Transition Date.
Use of Estimates—The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, but are not limited to, inventory valuation, product warranty liabilities, standalone selling prices, the fair value of the Company’s investments and warrant liabilities, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
Restricted Cash—Restricted cash is required as collateral for certain of the Company’s lease agreements and contractual supply and service arrangements. Restricted cash includes a certificate of deposit for the Company’s lease agreements, collateral associated with a standby letter of credit issued to a customer, collateral associated with customs and duties due on imported materials, collateral associated with credit cards, and a performance and payment bond for the Company’s supply and service arrangements. The certificate of deposit and bond are recorded at carrying value, which approximates fair value. Restricted cash amounts are reported in the balance sheets as current or non-current depending on when the cash will be contractually released.
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable, net in the balance sheets. The Company had no allowance for expected credit losses recorded at either December 31, 2024 or 2023.
Inventory—Inventory consists of raw materials, work in progress, and finished goods, and is stated on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery. Obsolete inventories are written off to cost of revenue. Should the Company’s estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company’s estimates may result in a material charge to its reported financial results.
Property and Equipment, Net—Property and equipment are stated at cost, net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are expensed in the statements of operations and comprehensive loss as incurred. Expenditures which materially change capacities, or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the statements of operations and comprehensive loss.
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses the alternative use of an asset, the condition of the asset and the current market demand to determine if an asset is impaired. No impairment loss was recognized during the years ended December 31, 2024 and 2023.
Intangible Assets, Net—Intangible assets are stated at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their expected useful lives.
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, corporate debt securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried on the balance sheets at fair value. Unrealized gains and losses on trading securities are included in other income (expense), net in the statements of operations and comprehensive loss.
Revenue Recognition—Revenue is primarily earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied, which includes estimates for variable consideration (e.g., liquidated damages). For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, based primarily on shipping terms within individual customer contracts. No right of return exists on sales of energy storage systems.
Performance obligations for services, including engineering services related to product site deployment, the optional extended warranty and ongoing operations and maintenance program provided to customers, are satisfied over time as the respective services are performed. Product site deployment revenue is recognized using the input method, which is based on the Company’s estimated costs incurred compared to total costs to complete the project.
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
The Company invoices customers in accordance with customer agreements, which in certain circumstances may be in advance of recognizing revenue if the Company has not satisfied the associated performance obligations. Payment terms generally include advance payments to reserve capacity and/or procure materials or upon issuance of the customer’s purchase order with the remainder due upon the achievement of various milestones including but not limited to shipment readiness, delivery, system start up, and/or completion of final site testing. Advanced customer payments and unsatisfied performance obligations are recognized as deferred revenue in the balance sheets.
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
Stock-Based Compensation—The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to stock-based awards with performance conditions is recognized over the requisite service period when achievement of the performance conditions is probable. The compensation expense related to stock-based awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options and restricted stock units (“RSUs”).
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
Expected Volatility—The Company estimates the volatility for option grants by evaluating the average historical volatility of the company’s stock price for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
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
Income Taxes—The Company accounts for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.
ASC 740, Accounting for Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a full valuation allowance for these tax benefits for the years ended December 31, 2024 and 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
Net Loss Per Share—The Company will use the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. Under this method, net earnings are reduced by the amount of dividends declared in the current period for common stockholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted loss attributable to common stockholders per common share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding options, warrants, and RSUs during the respective periods. In cases where the Company has a net loss, no dilutive effect is shown as options, warrants, and RSUs become anti-dilutive.
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
Reverse Stock Split—On August 23, 2024, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all shares of the Company’s common stock that were issued and outstanding at a ratio of 1-for-15 (the “Reverse Stock Split”) and reduce the total number of authorized shares of common stock from 2,000,000,000 to 1,000,000,000. The amendment became effective as of 4:01 p.m., Eastern Time, on August 23, 2024. The par value of the Company’s common stock remained unchanged at $0.0001 per share. Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all warrants, RSUs and options outstanding at the effective time of the Reverse Stock Split, as well as to their corresponding exercise prices. All share-based amounts, including warrants, RSUs and options, herein are reported on a retroactively adjusted basis.
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
Recent Accounting Pronouncements—Not Yet Adopted— In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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
Recently Adopted Accounting Pronouncements— In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 20, Segment and Other Information, in the accompanying notes to the financial statements for further detail.
3.INVENTORY
Inventory consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$12,084	$7,740
Work in process	4,521	1,236
Finished goods	5,639	5,685
Inventory, gross	$22,244	$14,661
Net realizable value adjustment	(16,603)	(11,295)
Inventory	$5,641	$3,366
The balance of the Company’s inventory was written down by $16.6 million and $11.3 million from its cost to its net realizable value as of December 31, 2024 and 2023, respectively. Additionally, the Company has LCNRV losses related to noncancellable purchase commitments which were $0.2 million and $0.6 million as of December 31, 2024 and 2023, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the balance sheets. For further details, refer to Note 10, Commitments and Contingencies.
4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Vendor advances	$1,235	$936
Grants receivable	1,870	824
Insurance	947	521
IT related	259	401
Contract assets	332	253
Other	355	370
Total prepaid expenses and other current assets	$4,998	$3,305

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Machinery and equipment	$23,306	$17,669
Leasehold improvements	6,234	3,232
Furniture and fixtures	231	184
Software	614	183
Construction in process	3,722	4,279
Total property and equipment	34,107	25,547
Less: accumulated depreciation	(13,525)	(9,281)
Total property and equipment, net	$20,582	$16,266
Depreciation expense related to property and equipment, net was $4.5 million and $6.4 million for the years ended December 31, 2024 and 2023, respectively.
6.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP, an affiliate of Honeywell, a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 11, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the year ended December 31, 2024 and 2023 was $0.3 million and $67 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(334)	$4,656	$4,990	$(67)	$4,923
Estimated future amortization expense of intangible assets as of December 31, 2024 are as follows (in thousands):

Intangible Assets
2025	267
2026	267
2027	267
2028	267
2029	267
Thereafter	3,321
Total future amortization	$4,656
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Payroll and related benefits	$4,351	$5,681
Materials and related purchases	2,499	2,083
Professional and consulting fees	831	802
Amounts due to customers	—	545
Accrued capital purchases	320	327
Noncancellable purchase commitments	233	637
Environmental, Health & Safety compliance liability	702	—
Other	379	680
Total accrued and other current liabilities	$9,315	$10,755

8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Year Ended December 31,
	2024	2023
Accrued product warranties - beginning of period	$2,129	$1,643
Accruals for warranties issued	3,131	3,412
Repairs and replacements	(739)	(1,416)
Adjustments to existing accruals	(1,233)	(1,510)
Accrued product warranties - end of period	$3,288	$2,129
9.LEASES
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases. Each of the operating leases provides the Company an option to renew the lease for an additional 60 months which have not been included in the operating lease obligations.
The Company determines if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, the Company records a right-of-use (“ROU”) asset and lease liability in the balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. Contract terms may include options to extend or terminate the lease, and when the Company deems it reasonably certain that ESS will exercise that option it is included in the ROU asset and lease liability. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset.
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s balance sheets. ROU assets related to the Company’s finance leases are included in other non-current assets, while the corresponding lease liabilities are included in accrued and other current liabilities and other non-current liabilities on the Company’s balance sheets.
The Company does not record leases with a term of 12-months or less in the balance sheets. Short-term lease costs were immaterial for the year ended December 31, 2024.
Operating lease expense for the years ended December 31, 2024 and 2023 was $1.7 million and $1.5 million, respectively. Finance lease costs for the years ended December 31, 2024 and 2023 were immaterial.
As of December 31, 2024, future maturities of lease liabilities are as follows (in thousands):

Operating Leases
2025	1,785
Thereafter	—
Total minimum lease payments	$1,785
Less: imputed interest	(93)
Present value of lease liabilities	$1,692
Weighted-average remaining lease term and discount rate are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	1.0	1.7
Weighted-average discount rate	9.9%	7.5%

10.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these financial statements.
Letters of Credit
The Company has a standby letter of credit with JP Morgan Chase for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit account totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. There were no draws against the letter of credit during the years ended December 31, 2024 and 2023.
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of December 31, 2024, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the year ended December 31, 2024.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of December 31, 2024, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the year ended December 31, 2024.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of December 31, 2024, the Company had no outstanding borrowings under the Credit Agreement.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of December 31, 2024 and 2023, total unfulfilled noncancellable purchase commitments were $0.2 million and $0.6 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $6.0 million and $7.7 million as of December 31, 2024, and 2023, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the year ended December 31, 2024.
11.COMMON STOCK WARRANTS
The following table consists of the number of shares of common stock issuable upon exercise of the respective warrants as of the dates indicated:

	December 31, 2024	December 31, 2023
Public Warrants	764,081	764,081
SMUD Warrant	833	833
Honeywell Warrants:
Investment Warrant	708,775	708,775
IP Warrant	417,997	417,997
Performance Warrants	51,717	51,717
Total common stock warrants	1,943,403	1,943,403
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recorded a net decrease to the liabilities for Public Warrants of $0.1 million and $2.3 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with SMUD, whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of December 31, 2024 and 2023, 833 shares underlying the warrant were vested.
Honeywell Warrants
On September 21, 2023, the Company entered the Purchase Agreement with Honeywell Ventures, an affiliate of Honeywell, a related party. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the Company and the Company issued 1,099,450 shares of common stock and a warrant to issue up to 708,775 shares of common stock to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the Company, the Company issued a warrant to issue up to 417,997 shares of common stock to UOP, which UOP subsequently transferred to Honeywell Ventures. The Investment Warrant has an exercise price of $28.35, and the IP Warrant has an exercise price of $43.50. Each warrant will expire on September 21, 2028.
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
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the year ended December 31, 2024:

	December 31, 2023	Issued	Exercised	December 31, 2024
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the year ended December 31, 2023:

	December 31, 2022	Issued	Exercised	Converted(1)	December 31, 2023
Earnout Warrants	38,888	—	—	(38,888)	—
Public Warrants	491,860	—	—	272,221	764,081
Private Warrants (excluding Earnout Warrants)	233,333	—	—	(233,333)	—
SMUD Warrant	833	—	—	—	833
Investment Warrant	—	708,775	—	—	708,775
IP Warrant	—	417,997	—	—	417,997
Performance Warrants	—	51,717	—	—	51,717
Total common stock warrants	764,914	1,178,489	—	—	1,943,403
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
12.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Cost of revenue	$2,473	$1,753
Research and development	2,457	2,696
Sales and marketing	675	816
General and administrative	5,970	5,370
Total stock-based compensation	$11,575	$10,635
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and RSUs. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2025, the number of shares available for issuance under the 2021 Plan was increased by 599,325 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company has been authorized to issue 2,353,325 shares in total of common stock as of December 31, 2024.
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
As of December 31, 2024, there were 326,794 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the years ended December 31, 2024 and 2023 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($’000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2023	173,226	$19.90	6.25	$1,422	877,365	$41.81
Options and RSUs granted	—	—			850,700	13.62
Options exercised and RSUs released	(17,063)	5.05			(330,796)	30.97
Options and RSUs forfeited	(4,875)	6.64			(273,379)	25.14
Balances as of December 31, 2024	151,288	$22.00	5.09	$84	1,123,890	$27.72
Options vested and exercisable - December 31, 2023	118,347	$16.53	5.62	$1,198
Options vested and exercisable - December 31, 2024	130,876	$20.64	4.59	$84
The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The aggregate intrinsic value of the options exercised was $45 thousand and $0.9 million during the years ended December 31, 2024 and 2023, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. No options were granted during the year ended December 31, 2024. For options granted during the year ended December 31, 2023 the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $1.13 per option.
In accordance with ASC 718, the fair value of each option grant has been estimated as of the date of grant using the following weighted average assumptions:

2023
Risk-free rate	4.38%
Expected volatility	87.08%
Expected term	6 years
Expected dividends	—
As of December 31, 2024, there was approximately $18.9 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted average period of 2.45 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.
13.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$7,232	$—	$7,232
U.S. Treasury securities	—	7,142	7,142
Total Level 1	7,232	7,142	14,374
Level 2:
Certificate of deposit	80	—	80
Commercial paper	4,811	7,825	12,636
Corporate debt securities	—	3,296	3,296
Total Level 2	4,891	11,121	16,012
Total assets measured at fair value	$12,123	$18,263	$30,386

	December 31, 2023
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$10,126	$—	$10,126
U.S. Treasury securities	—	54,681	54,681
Total Level 1	10,126	54,681	64,807
Level 2:
Certificate of deposit	77	—	77
U.S. agency securities	—	12,447	12,447
Commercial paper	9,353	20,771	30,124
Total Level 2	9,430	33,218	42,648
Total assets measured at fair value	$19,556	$87,899	$107,455
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2024
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
For trading securities held at the reporting date, net losses recorded during the year ended December 31, 2024 and 2023 were immaterial.

14.INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$62,906	$46,616
Tax credit carryforward	1,783	1,454
Equity compensation	827	1,560
Capitalized research and development expenses	16,646	19,644
Inventory reserve	4,247	3,159
Deferred revenue	4,611	1,002
Other	2,394	2,761
Total deferred tax assets	93,414	76,196
Valuation allowance	(93,009)	(75,590)
Deferred tax assets, net of valuation allowance	405	606
Deferred tax liabilities:
Right-of-use assets	(384)	(606)
Intangible Assets	(21)	—
Net deferred tax	$—	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a valuation allowance for fiscal years 2024 and 2023. The valuation allowance increased by $17.4 million during the year ended December 31, 2024.
As of December 31, 2024, the Company has federal and state net operating loss carryforwards of $235.6 million and $235.5 million, respectively. Federal net operating losses generated prior to 2018 will start to expire in 2032. Federal net operating losses generated after 2017 do not expire. The state net operating losses will begin to expire in 2027. The Company also has federal and state research and development tax credit carryforwards totaling $3.5 million and $28 thousand, respectively. The federal research and development credit carryforwards begin to expire in 2039, unless previously utilized. The state research and development credit carryforwards do not expire.
The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	1.6	6.3
Stock compensation	(2.0)	(1.9)
Non-deductible officer compensation	(0.8)	0.8
Permanent differences	(0.1)	(0.1)
Research and development tax credits	0.5	0.5
Other	—	1.0
Valuation allowance	(20.2)	(27.6)
Effective tax rate	—%	—%

The changes in the Company's uncertain tax positions are summarized as follows (in thousands):

Balance as of December 31, 2022	$905
Additions related to prior year	170
Additions related to current year	382
Balance as of December 31, 2023	1,457
Additions related to prior year	(68)
Additions related to current year	397
Balance as of December 31, 2024	$1,786
During both the years ended December 31, 2024 and 2023, the Company recognized an uncertain tax position of $0.4 million, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not expect a material change to its unrecognized tax benefits over the next twelve months that would have an adverse effect on its operating results.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of 2024 and 2023.
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
15.GOVERNMENT GRANTS
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
The PTC is recorded as the applicable items are produced and sold. The Company began earning PTCs in the third quarter of 2023. For the years ended December 31, 2024 and 2023, the Company recognized a PTC benefit of $1.7 million and $0.8 million, respectively, as a reduction of cost of revenue on the statements of operations and comprehensive loss. As of December 31, 2024 and 2023, grant receivable related to the PTC in the amount of

$1.9 million and $0.8 million, respectively, is recorded in prepaid expenses and other current assets on the balance sheets.
16.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Year Ended December 31,
	2024	2023
Product revenue	$4,795	$5,103
Service revenue	132	183
Other revenue	1,368	2,254
Total revenue	$6,295	$7,540
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
Contract Balances
Contract assets relate to unbilled amounts resulting from contract arrangements in which the related revenue recognition performance obligations have been satisfied, however invoicing to the customer has not yet occurred. Deferred revenue (or contract liabilities) relates to consideration received from customers in advance of the Company satisfying the revenue recognition performance obligations under the related contractual arrangements. Contract balances are reported in a net contract asset or deferred revenue liability position on a contract-by-contract basis at the end of each reporting period. Contract assets are included in prepaid expenses and other current assets and deferred revenue is presented separately on the balance sheets.
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2024	December 31, 2023
Contract assets	$332	253
Deferred revenue	19,637	20,781
Contract assets increased by $79 thousand during the year ended December 31, 2024 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $1.1 million during the year ended December 31, 2024, reflecting $1.0 million in customer advance payments, offset by the recognition of $2.1 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Deferred revenue of $5.2 million is expected to be recognized within the next 12 months and non-current deferred revenue of $14.4 million related to the non-refundable deposit discussed in Note 18, Related Parties, is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $13.7 million as of December 31, 2024.
17.DEFINED CONTRIBUTION PLAN
The Company has a 401(k) plan to provide defined contribution retirement benefits for all employees who have completed six months of service. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to annual limitations. The Company may make profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are always fully vested. For the years ended December 31, 2024 and 2023, the Company contributed $0.9 million.
18.RELATED PARTY TRANSACTIONS
During the year ended December 31, 2024, the Company recognized revenue of $0.6 million for reimbursable expenses, sale and start up of energy storage systems, and extended warranty services provided to related parties.

During the year ended December 31, 2023, the Company recognized recorded revenue of $33 thousand for the sale of extended warranty services and reimbursable shipping and freight costs to related parties.
As of December 31, 2024, the Company had recorded deferred revenue of $37 thousand for sales of extended warranty services to related parties and $63 thousand of outstanding accounts receivable from related parties. As of December 31, 2023, the Company had recorded deferred revenue of $1 thousand for extended warranty services provided to related parties and $29 thousand of outstanding accounts receivable from related parties.
As of December 31, 2024 and 2023, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $14.4 million in deferred revenue. As of December 31, 2024 and 2023, the value of the initial Performance Warrant issued to Honeywell was $0.7 million included within other non-current assets in the balance sheets. During the year ended December 31, 2024, $27 thousand of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
19.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	2024	2023
Numerator:
Net loss attributable to common stockholders	$(86,222)	$(77,578)
Denominator:
Weighted-average shares outstanding – basic and diluted	11,773,596	10,663,909
Net loss per share – basic and diluted	$(7.32)	$(7.27)

Due to the net losses for the years ended December 31, 2024 and 2023, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of equivalents securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	2024	2023
Stock options	151,288	173,226
RSUs	1,123,890	877,365
Warrants	1,943,403	1,943,403
Total	3,218,581	2,993,994
20.SEGMENT AND OTHER INFORMATION
The Company has determined that its interim Chief Executive Officer is its chief operating decision maker (“CODM”). The Company operates as a single business operating segment, which includes all activities related to the design, engineering, and manufacturing of the Company’s long duration energy storage products. Accordingly, the CODM uses gross loss and net loss as reported in the statements of operations to assess financial performance and inform decisions on how to allocate resources. The financial information provided to the CODM does not contain significant disaggregated expenses outside of what is already disclosed in the statements of operations. The CODM does not evaluate results using asset or liability information.
Revenue from major customers during the years ended December 31, 2024 and 2023 accounted for the following as percentages of total revenue:

	Years Ended December 31,
	2024	2023
Customer A	45%
Customer B	34%
Customer C		28%
Customer D		16%
Revenue was geographically located as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$3,443	$5,078
International	2,852	2,462
Total revenue	$6,295	$7,540
Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of December 31, 2024 and 2023.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting for so long as we qualify as an “emerging growth company,” as defined under the JOBS Act.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

Our current directors are as follows:

Name	Class	Age	Position(s)	Director Since(1)	Current Term Expires
Directors:
Harry Quarls(3).....................	II	72	Chairman and Director	2023	2026
Michael Niggli(2)(4)...............	III	75	Founding Chairman and Director	2015	2024
Raffi Garabedian(3)...............	III	58	Director	2021	2024
Rich Hossfeld(2)...................	I	45	Director	2019	2025
Sandeep Nijhawan(4).............	II	54	Director	2023	2026
Kyle Teamey(3)(4)..................	II	48	Director	2019	2026
Alexi Wellman(2)..................	III	54	Director	2021	2024
_____________________
(1)Includes board service at Legacy ESS.
(2)Member of the audit committee.
(3)Member of the compensation committee.
(4)Member of the nominating and corporate governance committee.
Harry Quarls. Mr. Quarls has served as chairman of our board of directors since August 2023. Mr. Quarls currently serves as chairman of the board for CHC Helicopter (since September 2022) and Key Energy Services (since March 2020) and as a director at Seadrill (NYSE: SDRL) (since April 2023). Mr. Quarls previously served as chairman of the board for Mesquite Energy (from June 2020 until 2023), EP Energy (from October 2020 until 2022), Sunrise Oil & Gas, Penn Virginia Corporation, SH 130 Concessions Company, Trident Resources Corp, Woodbine Acquisition Corp, and US Oil Sands Corp, and as a director and chairman of the strategic alternatives committee for Gastar Exploration Inc and Rosehill Resources. He also has been a director for FlexSteel Pipe Fairway Resources (from October 2020 until April 2023), PetroQuest Energy, GreenRock Energy and Opal Resources. Mr. Quarls served as a Managing Director at Global Infrastructure Partners leading their efforts in North American energy midstream investments. Additionally, Mr. Quarls served as Managing Director and practice leader for Global Energy as well as a member of the board of directors at Booz & Company, a leading international management consulting firm. With over 40 years of energy experience, Mr. Quarls brings considerable strategic, financial, transactional, and energy investing experience, Mr. Quarls has experience with both public and private companies, and extensive experience working with investor-controlled entities. Mr. Quarls holds BS and ScM degrees in Chemical Engineering from Tulane University and MIT, respectively. He also holds an MBA from Stanford University.
We believe Mr. Quarls is qualified to serve on our board of directors because of his extensive financial and energy investing experience, as well as his experience on the boards of numerous public and private energy companies.
Michael Niggli. Mr. Niggli has served as Founding Chairman of our board of directors since August 2023 and as a member of our board of directors since June 2015. He also served as Chairman of our board of directors from June 2015 until August 2023. From 2000 to 2013, he was with San Diego Gas & Electric Company, a regulated utility company owned by Sempra Energy (NYSE: SRE), most recently as President and Chief Operating Officer. Mr. Niggli previously served as Chairman of the Board, Chief Executive Officer and President of Sierra Pacific Resources, and Chairman of the Board, Chief Executive Officer and President of Nevada Power Company. He currently serves on the board of directors of Pacific Gas & Electric Co. (NYSE: PCG) and Avanea Energy Acquisition Corp. (Nasdaq: AVEA) as well as on the board of directors of several privately held companies. Mr. Niggli has authored several articles on issues pertinent to the electric, gas and telecommunications industries and founded the graduate program in power engineering at San Diego State University, where he lectured part-time for five years. Mr. Niggli holds a B.S. in Electrical Engineering from California State University, Long Beach, and an M.S. in Electrical Engineering from San Diego State University. Mr. Niggli participated in the Advanced Management Program at Harvard Business School.
We believe Mr. Niggli is qualified to serve on our board of directors because of his significant operational, risk management and leadership experience in the utility and energy sector.
Rich Hossfeld. Mr. Hossfeld has served as a member of our board of directors since October 2019. He is currently the co-CEO of SB Energy Global LLC, and was previously Senior Vice President, Strategy and Investments at SB Energy, a utility-scale solar, storage and technology platform and a subsidiary of SoftBank Group Corp. From September 2013 to August 2018, he was with True North Venture Partners, a venture capital firm, most recently as a Partner. Mr. Hossfeld has also acted as vice president for several global renewable energy providers, including First Solar, and started his career as a corporate law associate at Cravath, Swaine & Moore LLP. He holds a B.A. in Economics and Government from Claremont McKenna College and a J.D. from Duke University School of Law.

We believe Mr. Hossfeld is qualified to serve on our board of directors because of his experience in the renewable energy sector, as well as his prior executive, leadership and advisory roles at various other companies within the energy industry.
Raffi Garabedian. Mr. Garabedian has served as a member of our board of directors since February 2021. Since March 2021, he has served as Chief Executive Officer at Electric Hydrogen Co., a company focused on industrial decarbonization Mr. Garabedian co-founded. From June 2008 to November 2020, Mr. Garabedian was with First Solar, Inc. (Nasdaq: FSLR), a manufacturer of solar panels and provider of utility-scale PV power plants and supporting services, most recently as Chief Technology Officer. He was the founding Chief Executive Officer of Touchdown Technologies, Inc., a semiconductor company, which was acquired by Verigy, Ltd. Mr. Garabedian is named on approximately 28 issued U.S. patents. He holds a B.S. in Electrical Engineering from Rensselaer Polytechnic University and an M.S. in Electrical Engineering from the University of California Davis.
We believe Mr. Garabedian is qualified to serve on our board of directors because of his extensive experience in manufacturing technology, strategy, product development, and management.
Sandeep Nijhawan. Mr. Nijhawan has served as a member of our board of directors since April 2023. Mr. Nijhawan is co-founder and CEO at Electra, whose mission is to decarbonize iron and steelmaking through an electrochemical, renewable-energy-powered process. Prior to starting Electra in May 2020, he was an operating partner of True North Venture Partners from February 2018 until December 2019 and president of two electrochemistry-focused cleantech startups: AquaHydrex, which developed an electrolyzer for the hydrogen economy, from February 2018 until December 2019, and Staq Energy, which developed distributed energy storage solutions, from February 2016 until December 2019. Earlier in his career, Mr. Nijhawan was a senior vice president at Intermolecular, specializing in accelerating R&D of innovative semiconductor, photovoltaic, battery, and energy-efficient glass materials; founded and was CEO of LED start-up Siorah Incorporated; and progressively held senior roles at Applied Materials (Nasdaq: AMAT). Mr. Nijhawan holds a B-Tech in Aerospace Engineering from the Indian Institute of Technology (IIT), Kanpur, India, an MS in Aerospace Engineering and Ph.D. in Mechanical Engineering from the University of Minnesota, and an MBA from the International Institute for Management Development (IMD) in Lausanne, Switzerland.
We believe Mr. Nijhawan is qualified to serve on our board because of his extensive experience in the cleantech sector, as well as his prior executive, leadership and advisory roles at various other companies within the cleantech sector.
Kyle Teamey. Mr. Teamey has served as a member of our board of directors since August 2019. Since January 2023, he has served as a Managing Partner at RA Capital. From July 2018 to January 2023, he served as a Partner at Breakthrough Energy Ventures, or BEV, a venture capital firm focused on sustainable energy and other technologies, and he currently serves as a consultant to BEV. From May 2015 to July 2018, Mr. Teamey served as a Principal at In-Q-Tel, a not-for-profit venture capital firm where he focused on investments in energy, materials, and advanced manufacturing. From October 2009 to March 2015, he served as Chief Executive Officer at Liquid Light, Inc., a company that developed low-energy catalytic electrochemistry to convert carbon dioxide to chemicals and was acquired by Avantium Technologies B.V. From February 2008 to October 2009, Mr. Teamey was an Entrepreneur in Residence with Redpoint Ventures developing new energy and materials companies. Mr. Teamey previously was with the Defense Advanced Research Projects Agency, or DARPA, and developed TiGR situational awareness software which was spun out as Ascend Intel and was acquired by General Dynamics Corporation. Mr. Teamey is a veteran of the U.S. Army, having served as an active-duty officer from June 1998 to December 2004, and retired as a Colonel in the U.S. Army Reserve in 2022. He currently serves on the board of directors of several privately held companies and is an inventor on 26 issued U.S. patents in the fields of electrochemistry and chemical engineering. Mr. Teamey holds a B.A. in Environmental Engineering from Dartmouth College, an M.A. in International Finance and Energy Policy from Johns Hopkins University School of Advanced International Studies, a M.S. in Materials Science from Columbia University, and a Masters of Strategic Studies from the U.S. Army War College.
We believe Mr. Teamey is qualified to serve on our board of directors because of his extensive experience in the energy and technology sector, as well as his prior executive, leadership and advisory roles at various other companies within the energy industry.
Alexi Wellman. Ms. Wellman has served as a member of our board of directors since October 2021. Since January 2022, she has served as Chief Executive Officer of Altaba Inc. (Nasdaq: AABAP), a closed-end management investment company f/k/a Yahoo Inc. From June 2017 to December 2021, Ms. Wellman served as Chief Financial and Accounting Officer of Altaba Inc. From October 2015 to June 2017, Ms. Wellman was the Vice President, Global Controller of Yahoo Inc. (Nasdaq: YHOO) and prior to that role, served as Vice President, Finance from November 2013 to October 2015. From October 2004 to December 2011, Ms. Wellman served as a Partner at KPMG LLP, an audit, tax and advisory firm. Ms. Wellman currently serves as a director and chair of the audit committee and is a member of compensation committee. She previously served as a director of Endurance International Group (Nasdaq: EIGI) from 2018 to 2021, Bilander Acquisition Corp (Nasdaq: TWCB) from 2020 to 2022, TWC Tech Holdings II Corp. (Nasdaq: TWCT) from 2020 to 2021,

Nebula Caravel Acquisition Corp. (Nasdaq: NEBC) from 2020 to 2021, and as a director of Yahoo Japan (Tokyo Stock Exchange: 4689) from 2016 to 2018. Ms. Wellman holds a B.S. in Accounting & Business Management from the University of Nebraska.
We believe Ms. Wellman is qualified to serve on our board of directors due to her extensive accounting, corporate finance, and strategic planning experience, as well as her service on the boards of directors of several public and private companies.
Board Leadership Structure
Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for our company, and whether the roles of chairperson and Chief Executive Officer should be separated or combined. In making this determination, our board considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time and the best interests of our stockholders. If the role of chairperson is filled by a director who does not qualify as an independent director, then our corporate governance guidelines provide that one of our independent directors may serve as our lead independent director.
Our board believes that it is currently appropriate to separate the roles of chairperson and Chief Executive Officer. The Chief Executive Officer is responsible for day-to-day leadership, while our chairperson, along with the rest of our independent directors, ensures that our board’s time and attention is focused on providing independent oversight of management and matters critical to our company. The board believes that Mr. Quarls’ deep knowledge of the industry, as well as strong leadership and governance experience, enable Mr. Quarls to lead our board effectively and independently. Mr. Quarls is also the lead independent director under NYSE rules.
Role of Board in Risk Oversight Process
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks our company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. Our board reviews strategic and operational risk in the context of discussions, question and answer sessions, and reports from the management team at each regular board meeting, receives reports on all significant committee activities at each regular board meeting, and evaluates the risks inherent in significant transactions.
In addition, our board has tasked designated standing committees with oversight of certain categories of risk management. Our audit committee assists our board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, cyber security, and also, among other things, discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our compensation committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the board and potential conflicts of interest.
Our board of directors believes its current leadership structure supports the risk oversight function of the board.
Board Committees
Our board of directors has established the following standing committees of the board: audit committee; compensation committee; and nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below.
Audit Committee
The current members of our audit committee are Ms. Wellman, Mr. Hossfeld and Mr. Niggli. Ms. Wellman is the chairperson of our audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of the NYSE, and also meets the financial literacy requirements of the listing standards of the NYSE. Our board of directors has determined that Ms. Wellman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K. Our audit committee is responsible for, among other things:
•appointing and overseeing our independent auditor;

•approving audit and non-audit services;
•evaluating the independence and qualifications of our independent auditor;
•reviewing our internal controls and the integrity of our financial statements;
•reviewing presentation of financial information, earnings press releases and guidance;
•overseeing the design, implementation and performance of our internal audit function;
•reviewing the responsibilities, functions, qualifications, budget, performance, objectivity, and the scope and results of internal audits;
•setting hiring policies with regard to the hiring of employees or former employees of our independent auditor and overseeing compliance with such policies;
•reviewing, approving and monitoring related party transactions involving directors or executive officers;
•adopting and overseeing procedures to address complaints received by us regarding accounting, internal accounting controls or auditing matters;
•reviewing and discussing with management (a) the overall adequacy and effectiveness of our legal, regulatory and ethical compliance programs, including our Code of Business Conduct and Ethics, compliance with anti-bribery and anti-corruption laws and regulations, and compliance with export control regulations and (b) reports regarding compliance with applicable laws, regulations and internal compliance programs; and
•reviewing and discussing with management, including our internal audit function, if applicable, guidelines and policies to identify, monitor, and address enterprise risks.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our audit committee is available on our website at https://investors.essinc.com/governance/governance-documents/. During the year ended December 31, 2024, our audit committee held five meetings.
Compensation Committee
The current members of our compensation committee are Mr. Quarls, Mr. Garabedian and Mr. Teamey. Mr. Quarls is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of the NYSE. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:
•reviewing and approving the compensation for our executive officers, including our Chief Executive Officer;
•reviewing, approving and administering, including the termination of, our employee benefit and equity incentive plans;
•advising our board of directors on management proposals to stockholders on executive compensation matters including advisory votes on executive compensation;
•establishing, and periodically reviewing, our employee compensation plans, policies and practices; and
•reviewing, approving or making recommendations to our board of directors regarding the creation or revision of any clawback policy and administering the same.
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our compensation committee is available on our website at https://investors.essinc.com/governance/governance-documents/. During the year ended December 31, 2024, our compensation committee held three meetings.
Nominating and Corporate Governance Committee
The current members of our nominating and corporate governance committee are Mr. Nijhawan, Mr. Niggli and Mr. Teamey. Mr. Nijhawan is the chairperson of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of the NYSE. Our nominating and corporate governance committee is responsible for, among other things:
•reviewing and assessing and making recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;
•identifying, evaluating, selecting or making recommendations to our board of directors regarding nominees for election to our board of directors;
•developing policies and procedures for considering stockholder nominees for election to our board of directors;
•reviewing our succession planning process for our Chief Executive Officer and any other members of our executive management team;
•reviewing and making recommendations to our board of directors regarding the composition, organization and governance of our board of directors and its committees;
•reviewing and making recommendations to our board of directors regarding our corporate governance guidelines and corporate governance framework;
•overseeing director orientation for new directors and continuing education for our directors;
•overseeing the evaluation of the performance of our board of directors and its committees;
•reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing conflicts of interest of our board members and officers other than related party transactions reviewed by our audit committee; and
•administering policies and procedures for communications with the non-management members of our board of directors.
Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our nominating and corporate governance committee is available on our website at https://investors.essinc.com/governance/governance-documents/. During the year ended December 31, 2024, the nominating and corporate governance committee held four meetings.
Attendance at Board and Stockholder Meetings
During the year ended December 31, 2024, our board of directors held 17 meetings (including regularly scheduled and special meetings). Each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she has been a director, and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served, except for Raffi Garabedian, who attended 65.0% of the meetings held, due to scheduling conflicts.
Although we do not have a formal policy regarding attendance by members of our board of directors at the annual meetings of stockholders, we encourage, but do not require, directors to attend.
Executive Sessions of Non-Employee Directors
To encourage and enhance communication among non-employee directors, and as required under applicable NYSE rules, our corporate governance guidelines provide that the non-employee directors will meet in executive sessions without management directors or management present on a periodic basis. In addition, if any of our non-employee directors are not independent directors, then our independent directors will also meet in executive session on a periodic basis.
Considerations in Evaluating Director Nominees
Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.
If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.
After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.
Stockholder Recommendations and Nominations to our Board of Directors
Our nominating and corporate governance committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our certificate of incorporation, as amended, and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws and corporate governance guidelines and the director nominee criteria described above.
A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at ESS Tech, Inc., 26440 SW Parkway Ave, Bldg. 83, Wilsonville, Oregon 97070, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Stockholder recommendations must be received by December 31st of the year prior to the year in which the recommended candidate(s) will be considered for nomination. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.
Under our amended and restated bylaws, stockholders may also directly nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and the rules and regulations of the SEC and should be sent in writing to our corporate secretary at the address above. To be timely for our 2025 annual meeting of stockholders, nominations must be received by our corporate secretary observing the deadlines set forth under the heading “Other Matters—Stockholder Proposals or Director Nominations for 2025 Annual Meeting” in our definite proxy statement filed on April 5, 2024 or as otherwise determined by the Company.
Board Nomination Rights
Pursuant to the Stockholders’ Agreement dated May 6, 2021 between Legacy ESS, SB Energy Global Holdings One Ltd. (“SBE”) and Breakthrough Energy Ventures, LLC (“BEV”), each of SBE and BEV is entitled to designate a member of our board of directors until it beneficially owns less than five percent of our issued and outstanding voting stock. Rich Hossfeld currently serves as the designee of SBE.
Communications with the Board of Directors
Stockholders and other interested parties wishing to communicate directly with our non-management directors, may do so by writing and sending the correspondence to our Chief Financial Officer by mail to our principal executive offices at ESS Tech, Inc., 26440 SW Parkway Ave, Bldg. 83, Wilsonville, Oregon 97070. Our Chief Financial Officer, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our board or our business, for example, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Financial Officer will route such communications to the appropriate director(s) or, if none is specified, then to the chairperson of the board or the lead independent director. These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.
Insider Trading Policy
Our board of directors has adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers, employees. Under the Insider Trading Policy, our employees, including our executive officers, and the members of our board of directors are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to such individuals by us), (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans and (5) holding our securities in a margin account. The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified in its entirety by the full text of the Insider Trading Policy, which is filed as Exhibit 19.1 to this Annual Report on Form 10-K and is incorporated by reference into this Item.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our interim Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://investors.essinc.com/governance/governance-documents/. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.
Executive Officers
Our current executive officers are as follows:

Name	Class	Age	Position(s)
Executive Officers:
Kelly F. Goodman.........................................................................	—	45	Interim Chief Executive Officer
Anthony Rabb................................................................................	—	56	Chief Financial Officer
Kelly F. Goodman. Kelly F. Goodman, has served as our interim Chief Executive Officer since February 13, 2025. Prior to her appointment, she served as our Vice President of Legal since March 2022, in which capacity she had responsibility for all aspects of the Company’s legal function, including commercial, partnership and vendor contracts, employment matters and corporate legal matters. Ms. Goodman was also appointed as our Corporate Secretary in April 2022 and she continues to serve in such capacity. Prior to joining the Company, Ms. Goodman was an energy consultant in the energy and transmission space from July 2020 until March 2022 and in various roles at Summit Power Group from 2008 until 2022, including as Vice President, Commercial Transactions & Special Legal Counsel, from March 2016 until March 2022. Ms. Goodman has nearly 20 years of experience in the energy legal sector both in the U.S. and internationally, supporting matters related to project development, technology agreements, and project and corporate financing. Ms. Goodman received her Bachelor of Arts from the University of Santa Clara and her law degree from the University of Washington.
Anthony Rabb. Mr. Rabb has served as our Chief Financial Officer since November 2022. From August 2020 to June 2022, Mr. Rabb served as the Chief Financial Officer and Senior Vice President of Total Safety, Inc. and was responsible for Total Safety, Inc.’s finance, accounting, treasury, tax, risk management and information technology matters. From October 2015 to February 2020, Mr. Rabb served as Chief Financial Officer and Executive Vice President of Mirion Technologies, Inc. Mr. Rabb previously served as Chief Financial Officer of several companies, including Vigor Industrial, Brand Energy, and GE Measurement and Sensing Technologies. Mr. Rabb also served as Vice President of Mergers and Acquisitions of GE Capital. Mr. Rabb holds a B.A. in Economics from the University of Colorado, Boulder.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2024, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that, as a result of company administrative error the following filings were inadvertently filed later than the time prescribed by the SEC: The Form 4 filing for Eric Dresselhuys relating to the acquisition of RSUs dated May 8, 2024, and the Form 4 filing for Sandeep Nijhawan related to the sale of RSUs to satisfy tax obligations in connection with the vesting of RSUs, dated September 17, 2024.
ITEM 11. EXECUTIVE COMPENSATION
To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving these goals.
We believe our compensation program should promote our success and align executive incentives with the long-term interests of our shareholders. Our current compensation programs consist primarily of salary, cash bonuses and stock awards. As our needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require.
This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2024, the members of our compensation committee were Mr. Garabedian, Mr. Quarls and Mr. Teamey. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Named Executive Officers
Our board of directors and the compensation committee, with input from our Chief Executive Officer (for executive officers other than the Chief Executive Officer), determines the compensation for our named executive officers. For the year ended December 31, 2024, our named executive officers were:
•Eric Dresselhuys, our former Chief Executive Officer and Director; and
•Anthony Rabb, our Chief Financial Officer.
Summary Compensation Table
The following table sets forth information regarding the compensation reportable for our named executive officers for fiscal year 2024 and prior years where applicable, as determined under SEC rules.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Compensation ($)	All Other Compensation ($)(2)	Total ($)
Eric Dresselhuys.............	2024	500,000	—	544,716	—	—	28,937	1,073,653
Former Chief Executive Officer and Director	2023	465,000	459,095	878,305	308,682	—	17,961	2,129,043
Anthony Rabb..................	2024	427,450	176,323	549,990	—	—	18,741	1,172,504
Chief Financial Officer	2023	415,000	341,441	87,912	—	—	7,907	852,260
____________________________
(1)The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s, or the FASB’s, Accounting Standards Codification, or ASC, Topic 718. See Note 12, Stock-based Compensation, to our financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards. With respect to Mr. Dresselhuys, unvested and outstanding time-based equity awards scheduled to vest within six months of his resignation were accelerated and any remaining unvested and outstanding time-based equity awards were forfeited.
(2)The amounts in this column include matching 401(k) contributions.

Narrative Disclosure to Summary Compensation Table
For 2024, the compensation program for our named executive officers consisted of base salary, incentive compensation delivered in the form of a bonus, restricted stock unit awards and 401(k) matching contributions.
Base Salary
Base salary is set at a level that is commensurate with the named executive officer’s duties and authorities, contributions, prior experience and sustained performance. For 2024, our named executive officers had the following annual base salaries: $500,000 in the case of Mr. Dresselhuys and $427,450 in the case of Mr. Rabb.
Cash Bonus
Each of our named executive officers is eligible for an annual bonus under our Employee Incentive Compensation Plan. For fiscal year 2024, our board of directors determined not to award a bonus to Mr. Dresselhuys and to award a bonus of $176,323 to Mr. Rabb, based upon an assessment of achievement of corporate goals, which included specified technology, engineering, product development, operations and manufacturing, business development and sales, and finance goals.
Stock Awards and Stock Option Awards
In 2024, restricted stock unit awards were granted to our named executive officers under the 2021 Plan.
Policies and Practices Related to the Grant of Certain Equity Awards
We generally do not grant awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, we currently have no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by our Company. In the event that we determine to grant new awards of such options in the future, our board of directors will evaluate the appropriate steps to take in relation to the foregoing.
Employment Arrangements
Eric Dresselhuys
Mr. Dresselhuys served as our Chief Executive Officer from March 2021 until February 13, 2025 and a member of our board of directors from May 2021 until February 13, 2025. From March 2017 to March 2021, Mr. Dresselhuys served as Chief Executive Officer of Juncion, Inc., a private energy company he founded. Also, from January 2018 to July 2020, Mr. Dresselhuys served as President - Development of Smart Energy Water, a software‑as‑a‑platform for the energy, water and utility sector. From July 2002 to March 2017, he served in various management roles at Silver Spring Networks, Inc., a smart grid products company he co-founded which is now a subsidiary of Itron Inc. (Nasdaq: ITRI), most recently as Executive Vice President, Global Development. Mr. Dresselhuys has served on the boards of directors of various private companies, including Enian, LTD a provider of project management software for renewable energy professionals and AutoGrid Solutions, a provider of distributed resource management analytics and software. Mr. Dresselhuys holds a B.S. in Economics from the University of Wisconsin and earned an Executive Certificate from the Sloan School at the Massachusetts Institute of Technology.
We entered into an employment agreement with Mr. Dresselhuys, our former Chief Executive Officer, on April 1, 2021. Mr. Dresselhuys’s employment agreement provided for an initial term from March 25, 2021 through March 25, 2025, with additional one-year terms thereafter, unless either the Company or Mr. Dresselhuys provided notice of the decision to not renew the term at least 60 days before the end of a term.
The employment agreement provided that if we terminated Mr. Dresselhuys’s employment without cause or Mr. Dresselhuys terminated his employment for “good reason” (as defined in Mr. Dresselhuys’s employment agreement) other than in connection with a “change in control” (as defined in Mr. Dresselhuys’s employment agreement), then Mr. Dresselhuys would be entitled to continuing payments of base salary and Company-paid COBRA coverage for 12 months following such termination, a pro-rated bonus payment for the fiscal year in which such termination occurs based on actual achievement, any earned but unpaid bonus from the year prior to such termination, and acceleration of his unvested and outstanding time-based equity awards to the extent that such awards would have vested had his employment continued for an additional six months following such termination (except that, if the termination occurs between six months and 12 months after Mr. Dresselhuys’s start date, the number of months of additional vesting will be equal to the number of months of Mr. Dresselhuys’s service). The employment agreement also provided that if we terminated Mr. Dresselhuys’s employment without cause or Mr. Dresselhuys terminated his employment for good reason in connection with a change in control, then Mr. Dresselhuys would be entitled to continuing payments of base salary and Company-paid COBRA coverage for eighteen months following such termination, a pro-rated bonus payment for the fiscal year in which such termination occurs based on actual achievement, any earned but unpaid bonus from the year prior to such termination, and 100% acceleration of his unvested and outstanding equity awards, with performance-based awards accelerating at target achievement.
On February 13, 2025, Mr. Dresselhuys separated from the Company and resigned as a member of our board of directors. In connection with the separation, we entered into a Separation and Release Agreement with Mr. Dresselhuys dated as of February 13, 2025, pursuant to which Mr. Dresselhuys will be entitled to continuing payments of his base salary of $500,000, less applicable withholdings, and Company-paid COBRA coverage for twelve months, and acceleration of unvested and outstanding time-based equity awards vesting within the next six months. Such payments, which are consistent with the provisions of the employment agreement, are in consideration for, and contingent upon, among other things, Mr. Dresselhuys’s agreement to a standard release of claims. He remained a non-executive officer employee until February 14, 2025.
Anthony Rabb
We entered into an employment letter with Anthony Rabb, our Chief Financial Officer, on October 31, 2022. Mr. Rabb is an at-will employee. The Company or Mr. Rabb may terminate his employment at any time for any reason.
If we terminate Mr. Rabb’s employment without “cause” and other than for disability or death or Mr. Rabb terminates his employment for “good reason” (as those terms are defined in Mr. Rabb’s employment letter), then Mr. Rabb will be entitled to continuing payments of base salary and Company-paid COBRA coverage for 9 months following such termination, 75% of his cash bonus target for the fiscal year in which such termination occurs, and acceleration of his unvested and outstanding equity awards to the extent that such awards would have vested had his employment continued for an additional 12 months following such termination.
Outstanding Equity Awards at Fiscal 2024 Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024. Market value of shares that have not vested is based on our closing trading price of $5.88 per share on December 31, 2024.

	Option Awards(1)					Stock Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Eric Dresselhuys........	4/28/2021	(2)	19,307	1,287	80.65	4/27/2031
	12/17/2021	(3)					20,344	119,623
	12/17/2021	(3)					40,090	235,729
	12/17/2021	(4)					3,814	22,426
	2/16/2022	(4)					12,973	76,281
	4/26/2023	(5)					23,353	137,316
	9/5/2023	(6)	4,288	8,573	24.00	9/5/2033
	9/5/2023	(7)					5,716	33,610
	3/7/2024	(8)					33,733	198,350
Anthony Rabb............	11/2/2022	(9)					20,532	120,728
	3/13/2023	(5)					2,863	16,834
	2/15/2024	(8)					29,790	175,165
_____________________
(1)Awards granted on or prior to October 8, 2021 were granted pursuant to the 2014 Equity Incentive Plan, or 2014 Plan, and those granted after October 8, 2021 were granted pursuant to the 2021 Equity Incentive Plan, or 2021 Plan. With respect to Mr. Dresselhuys, unvested and outstanding time-based equity awards scheduled to vest within six months of his resignation were accelerated and any remaining unvested and outstanding time-based equity awards were forfeited.

(2)1/4th of the total shares vested on March 25, 2022, and 1/48th will vest each month thereafter, subject to the holder’s continuous service through each vesting date.
(3)Vesting is subject to performance milestones, subject to the holder’s continuous service through each vesting date.
(4)Beginning on May 20, 2022, 1/16th of the total shares vest each quarter, subject to the holder’s continuous service through each vesting date.
(5)Beginning on May 20, 2023, 1/16th of the total shares vest each quarter, subject to the holder’s continuous service through each vesting date.
(6)1/3 of the total shares vested on May 9, 2024 and 1/3 of the shares will vest annually thereafter, subject to the holder’s continuous service through each vesting date.
(7)1/3 of the total shares vested on November 20, 2024 and 1/3 will vest annually thereafter, subject to the holder’s continuous service through each vesting date.
(8)Beginning on May 20, 2024, 1/16th of the total shares vest each quarter, subject to the holder’s continuous service through each vesting date.
(9)1/4th of the total shares vested on November 2, 2023, and 1/16th will vest quarterly thereafter, subject to the holder’s continuous service through each vesting date.
Role of Compensation Consultant
The compensation committee expects to engage outside consultants every two to three years. Since 2021, the compensation committee has directly retained the services of Pearl Meyer and Partners, LLC, or Pearl Meyer, an independent national executive compensation consulting firm, to assist it in fulfilling its duties and responsibilities. Pearl Meyer does not provide services to the company or its management outside of the services provided to the compensation committee unless directed by the compensation committee.
The consultants were asked to review and analyze comparisons of senior executive compensation and benefits and director compensation utilizing independent surveys and their own database of compensation information. The consultants provided conclusions regarding the salary and benefit levels of senior management and the board of directors. The compensation committee has assessed the independence of Pearl Meyer, as required under NYSE rules. The compensation committee has also considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to the compensation consultant described above. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Pearl Meyer.
Director Compensation
To attract, retain and reward qualified non-employee candidates to serve on our board of directors, we have adopted an outside director compensation policy (as amended, the “Director Compensation Policy”). The compensation committee reviews the Director Compensation Policy annually in consultation with the company’s compensation consultant, and makes recommendations for any revisions to the board of directors. In January 2025, our board of directors revised the Director Compensation Policy to provide that the annual award of restricted stock units will be for a fixed number of shares. See “—Equity Compensation” below for further details. No other adjustments were made to director compensation.
Under the Director Compensation Policy, as currently in effect, each non-employee director is eligible to receive compensation for his or her service consisting of the following cash and equity components. Our board of directors has the discretion to revise non-employee director compensation as it deems necessary or appropriate.
Annual Cash Retainer
Each non-employee director will be paid an annual cash retainer of $50,000. There are no per-meeting attendance fees for attending meetings of the board of directors. This cash compensation will be paid quarterly in arrears on a prorated basis.
Committee Annual Cash Retainer
Each non-employee director who serves as the chair of the board of directors, lead independent director, or the chair or a member of a committee of the board of directors listed below will be eligible to earn additional annual cash fees (paid quarterly in arrears on a prorated basis) as follows:

Position	Annual Cash Retainer ($)
Chair of the Board of Directors / Lead Independent Director................................................	25,000
Chair of Audit Committee.......................................................................................................	20,000
Member of Audit Committee..................................................................................................	10,000
Chair of Compensation Committee.........................................................................................	15,000
Member of Compensation Committee....................................................................................	7,500
Chair of Nominating and Corporate Governance Committee.................................................	10,000
Member of Nominating and Corporate Governance Committee............................................	5,000
Equity Compensation
Under our Director Compensation Policy, each individual who first becomes a non-employee director automatically will be granted an award of restricted stock units covering a number of our shares having a value equal to $200,000, rounded down to the nearest whole share. Each award will vest in equal 1/3 installments on each anniversary following the grant date, subject to the non-employee director continuing to be a service provider through the applicable vesting date.
Additionally, effective as of January 2025, on the date of each of our annual meetings, each non-employee director automatically will be granted an award of restricted stock units for 13,513 shares. Each award will vest on the earlier of (i) the one-year anniversary of the date the award is granted or (ii) the day prior to the date of the annual meeting next following the date the award is granted, in each case, subject to the director continuing to be a service provider through the applicable vesting date.
In addition, the non-executive chair of our board of directors will also be granted (i) a one-time award of options covering a number of our shares having a value equal to $300,000, rounded down to the nearest whole share (the “Supplemental Initial Award”) and (ii) an annual award of restricted stock units covering a number of our shares having a value of $300,000, rounded down to the nearest whole share. The Supplemental Initial Award will be a nonstatutory stock option for U.S. tax purposes, will have a term of ten years, subject to earlier termination, and will vest in equal 1/3 installments on each anniversary following the grant date, subject to the non-executive chair’s continuing to be a service provider through the applicable vesting date. The annual award of restricted stock units replaces and is not in addition to the award of restricted stock units which the non-executive chair would otherwise be eligible to receive as a member of our board of directors.
Director Compensation for Fiscal 2024
The table below summarizes the compensation of each person serving as an ESS non-employee director for the year ended December 31, 2024. Mr. Dresselhuys did not receive any additional compensation for his service as director in 2024. The compensation of Mr. Dresselhuys as a named executive officers is set forth above under “—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Raffi Garabedian..............................	57,500	158,237	—	—	215,737
Rich Hossfeld...................................	60,000	158,237	—	—	218,237
Michael R. Niggli.............................	65,000	158,237	—	—	223,237
Sandeep Nijhawan............................	60,000	158,237	—	—	218,237
Harry Quarls.....................................	90,000	158,237	—	—	248,237
Kyle Teamey....................................	62,500	158,237	—	—	220,737
Alexi Wellman.................................	70,000	158,237	—	—	228,237
The following table presents information regarding outstanding equity awards held by our non-employee directors as of December 31, 2024.

Name	Number of Shares Underlying Stock Awards (#)	Number of Shares Underlying Option Awards (#)
	Outstanding as of December 31, 2024
Raffi Garabedian.............................................................................................................	13,513	9,807
Rich Hossfeld..................................................................................................................	13,513	—
Michael R. Niggli...........................................................................................................	13,513	—
Sandeep Nijhawan..........................................................................................................	13,513	—
Harry Quarls...................................................................................................................	18,999	12,345
Kyle Teamey...................................................................................................................	13,513	—
Alexi Wellman................................................................................................................	13,513	—
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan	121,702	(1)	$18.33	(2)	—	(3)
2021 Equity Incentive Plan	1,153,476	(4)	$37.09	(2)	326,794	(5)
2021 Employee Stock Purchase Plan	—		$—		97,834	(6)
Equity compensation plans not approved by security holders	—		$—		—
Total	1,275,178		$—		424,628
_____________________
(1)Consists of options to purchase a total of 121,702 shares of our common stock under the 2014 Plan.
(2)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock subject to outstanding restricted stock units, which have no exercise price.
(3)As a result of the business combination in 2021, we no longer grant awards under the 2014 Plan. All outstanding options issued pursuant to the 2014 Plan continue to be governed by their existing terms. To the extent such awards are forfeited or lapse unexercised or are repurchased, the shares of our common stock subject to such awards will become available for issuance under the 2021 Plan.
(4)Consists of (i) options to purchase a total of 29,586 shares of our common stock under the 2021 Plan, and (ii) 1,123,890 shares of our common stock that are subject to outstanding RSUs under the 2021 Plan. Excludes purchase rights currently accruing under the 2021 Employee Stock Purchase Plan, or ESPP.
(5)Our 2021 Plan provides that on the first day of each fiscal year, the number of shares of our common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 1,017,333 shares, (ii) 5% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. On January 1, 2025, the number of shares of our common stock available for issuance under our 2021 Plan increased by 599,325 shares pursuant to these provisions. This increase is not reflected in the table above.
(6)Our ESPP provides that on the first day of each fiscal year, the number of shares of our common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 204,000 shares, (ii) 1% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. The board of directors declined any January 1, 2025 share refresh under the ESPP.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 28, 2025 by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 12,103,750 shares of our common stock outstanding as of February 28, 2025. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of February 28, 2025, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each person or entity listed in the table is c/o ESS Tech, Inc., 26440 SW Parkway Ave, Bldg. 83, Wilsonville, Oregon 97070.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
SB Energy Global Holdings One Ltd.(1).............................................................................................	2,396,980	19.8
Entities affiliated with Honeywell International Inc.(2).......................................................................	2,277,939	18.8
Breakthrough Energy Ventures, LLC(3)..............................................................................................	1,237,288	10.2
Entities affiliated with Pangaea Ventures III LLC(4)..........................................................................	733,081	6.1
Cycle Capital Fund III, L.P.(5).............................................................................................................	613,688	5.1

Named Executive Officers and Directors:
Eric Dresselhuys(6)..............................................................................................................................	49,008	*
Anthony Rabb(7)..................................................................................................................................	21,611	*
Raffi Garabedian(8)..............................................................................................................................	24,110	*
Rich Hossfeld(9)...................................................................................................................................	833	*
Michael R. Niggli(10)...........................................................................................................................	139,570	1.2
Sandeep Nijhawan(11).........................................................................................................................	2,024	*
Harry Quarls(12)...................................................................................................................................	26,859	*
Kyle Teamey(13)...................................................................................................................................	11,714	*
Alexi Wellman(14)................................................................................................................................	11,860	*
All directors and executive officers as a group (9 persons)(15)	252,198	2.1
___________________________
*Represents less than 1%.
(1)Based on the Schedule 13D/A filed by SB Energy Global Holdings One Ltd. (“Holdings One”) on March 3, 2025. The securities are held directly by Holdings One, a wholly owned subsidiary of SB Energy Global Holdings Limited (“Holdings Limited”), which is a wholly owned subsidiary of SoftBank Group Capital Ltd (“SBGC”), which is a wholly owned subsidiary of SoftBank Group Corp. (“Softbank”). Each of Holdings Limited, SBGC and SoftBank may be deemed to indirectly beneficially own the shares of common stock directly beneficially owned by Holdings One. Each of Holdings Limited, SBGC and SoftBank disclaim beneficial ownership of all such shares of common stock, except to the extent of their respective pecuniary interest. The address for SB Energy Global Holdings One Ltd. is 69 Grosvenor Street, London, W1K 3JP, United Kingdom. The address of SoftBank is 1-7-1 Kaigan, Minato-ku, Tokyo 105-7537 Japan.
(2)Based on the Schedule 13G filed by Honeywell on September 25, 2023. Consists of (i) 1,099,450 shares owned by Honeywell Ventures, a wholly owned subsidiary of Honeywell, (ii) a warrant held by Honeywell Ventures to purchase 708,775 shares, which warrant is exercisable within 60 days of February 28, 2025, (iii) a warrant held by Honeywell Ventures to purchase 417,997 shares, which warrant is exercisable within 60 days of February 28, 2025, and (iv) a warrant held by UOP to purchase 51,717 shares, which warrant is exercisable within 60 days of February 28, 2025. The address for each of Honeywell, Honeywell Ventures and UOP is 855 S. Mint Street, Charlotte, NC 28202.
(3)Based on the Schedule 13D/A filed by Breakthrough Energy Ventures, LLC and Breakthrough Energy Investments, LLC on November 22, 2021. The shares are held directly by Breakthrough Energy Ventures, LLC. Breakthrough Energy Investments, LLC serves as manager of Breakthrough Energy Ventures, LLC. By reason of such relationship, Breakthrough Energy Investments, LLC may be deemed to share voting and dispositive power over the common stock listed as beneficially owned by Breakthrough Energy Ventures, LLC. Breakthrough Energy Investments, LLC disclaims beneficial ownership of all such shares, except to the extent of its pecuniary interest. The address for each of Breakthrough Energy Ventures, LLC and Breakthrough Energy Investments, LLC is 250 Summer Street, 4th Floor, Boston, Massachusetts 02210.
(4)Based on the Schedule 13G/A filed by Pangaea Ventures Fund III, LP on January 31, 2024. Consists of (i) 701,975 shares held by Pangaea Ventures Fund III, LP, (ii) 9,298 shares held by Pangaea Partners LLC, (iii) 12,666 shares held by Monoc Capital Ltd. (“Monoc), (iv) 3,792 shares held by Vicap LLC (“Vicap”), (v) 866 warrants underlying shares held by The Erickson Family Trust (the “Erickson Trust”), (vi) 2,066 shares held by the Erickson Trust, (vii) 666 shares held by Chris Erickson’s spouse, (viii) 1,086 shares held by Chris Erickson’s daughter, and (ix) 666 shares held by Chris Erickson’s other daughter. Pangaea Venture Funds III, LP is managed by its general partner, Pangaea Ventures III LLC (“Pangaea GP”). Pangaea GP is managed and controlled by Vicap and Monoc, which are owned and controlled by Chris Erickson, Purnesh Seegopaul and Andrew Haughian, respectively. Chris Erickson and Andrew Haughian share voting and dispositive control over the shares held by Pangaea Partners LLC. Chris Erickson serves as trustee of the Erickson Trust and has sole voting and dispositive power with respect to the shares owned by the Erickson Trust. Chris Erickson shares dispositive power over the shares held directly by each of his spouse and his daughters pursuant to the respective proxy of attorney and, as such, may be deemed to be a beneficial owner of such shares. The address for each of these entities and individuals is c/o Pangaea Ventures III LLC, 5080 North 40th Street, Unit 105, Phoenix, Arizona 85018.
(5)Based on the Schedule 13G/A filed by Cycle Capital Fund III, L.P. on February 14, 2024. The shares are held directly by Cycle Capital Fund III, L.P. The general partner of Cycle Capital Fund III, L.P. is Cycle Capital III, L.P. The general partner of Cycle Capital III, L.P. is Cycle Capital Management III Inc. Andrée-Lise Methot and Claude Vachet, as the sole officers and directors of Cycle Capital Management III Inc., can be deemed to share beneficial ownership over the shares held by Cycle Capital Fund III, L.P. Cycle Capital III, L.P., and Cycle Capital Management III Inc. Andrée-Lise Methot and Claude Vachet disclaim beneficial ownership of all such shares, except to the extent of their respective pecuniary interest. The address for each of the Cycle Capital entities, Andrée-Lise Methot and Claude Vachet is 100 Sherbrooke West, Suite 1610, Montreal, Québec, Canada H3A 3G4.
(6)Consists of 49,008 shares. Mr. Dresselhuys is the Company’s former Chief Executive Officer and Director.
(7)Consists of 21,611 shares.
(8)Consists of (i) 14,303 shares and (ii) options to purchase 9,807 shares exercisable within 60 days of February 28, 2025.
(9)Consists of 833 shares.
(10)Consists of (i) 63,799 shares held by Mr. Niggli, (ii) 15,160 shares held by the Michael R. Niggli Family Trust to which Mr. Niggli is the trustee, (iii) 5,681 shares held by the Chloe D Niggli 2021 Gift Trust to which Mr. Niggli is the trustee, (iv) 5,681 shares held by the Ian M Niggli 2021 Gift Trust to which Mr. Niggli is the trustee, (v) 5,681 shares held by the Lorelei A Niggli 2021 Gift Trust to which Mr. Niggli is the trustee, (vi) 5,681 shares held by the Michael R Jr Niggli 2021 Gift Trust to which Mr. Niggli is the trustee, and (vii) 21,666 shares held by the Linda Naviaux Niggli Trust to which Linda Naviaux Niggli is the trustee who is the spouse of Mr. Niggli, (viii) 5,407 shares held by the John Naviaux Gift Trust to which Ms. Niggli is the trustee, (ix) 5,407 shares held by the James Naviaux Gift Trust to which Ms. Niggli is the trustee, and (x) 5,407 shares held by the Laura C Sturr Gift Trust to which Ms. Niggli is the trustee.
(11)Consists of 2,024 shares.
(12)Consists of (i) 22,744 shares and (ii) options to purchase 4,115 shares exercisable within 60 days of February 28, 2025.
(13)Consists of 11,714 shares.
(14)Consists of 11,860 shares.
(15)Consists of (i) 238,276 shares held by our directors and current executive officers and (ii) options to purchase 13,922 shares exercisable within 60 days of February 28, 2025 held by our directors and current executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Other than equity and other compensation, termination, change in control and other arrangements, which are described in “—Item 11. Executive Compensation”, the following is a description of each transaction since January 1, 2023, and each currently proposed transaction, to which we were a party, in which:
•the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years;
•any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Registration Rights Agreement
We are party to a registration rights agreement with certain stockholders, including SB Energy Global Holdings One Ltd, or SBE, pursuant to which, among other things, such stockholders were granted certain customary registration rights, demand rights and piggyback rights with respect to their respective shares of our common stock.
Commercial Agreements
SBE Framework Agreement
In April 2021, Legacy ESS entered into a non-binding framework agreement, dated as of March 31, 2021, or the Framework Agreement, with an affiliate of SBE, which established a framework for the ongoing relationship between the Company and SBE with respect to identifying opportunities to deploy energy storage products to be supplied by us. Rich Hossfeld, a member of our board of directors, is affiliated with SBE. The Framework Agreement included terms providing for the deployment of 2 GWhs of energy storage starting in 2022 through 2026. At current forecasted prices and volumes, the Framework Agreement totals more than $300 million in revenue opportunities for us. As the Company and SBE finalize projects and deliveries into a rolling forecast, we will reserve production capacity to deliver these projects. To date, no orders have been placed under the Framework Agreement. SBE is under no obligation to place any firm orders with us and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us.
Honeywell Agreements
On September 21, 2023, we entered into the Purchase Agreement with Honeywell Ventures, an affiliate of Honeywell, a related party. Pursuant to the Purchase Agreement, Honeywell invested $27.5 million in the company and we issued 1,099,450 shares of common stock and a warrant to issue up to 708,775 shares of common stock to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the company, we issued a warrant to issue up to 417,997 shares of common stock to UOP. The Investment Warrant has an exercise price of $28.35, and the IP Warrant has an exercise price of $43.50. Each warrant will expire on September 21, 2028.
On September 21, 2023, we and UOP also entered into the Supply Agreement, pursuant to which UOP may purchase equipment supplied by us. Pursuant to the Supply Agreement, we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial performance warrant to issue up to 51,717 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional performance warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. The initial Performance Warrant has an exercise price of $21.75 and the additional Performance Warrants will have an exercise price equal to the volume-weighted average price of our common stock for the last fifteen (15) trading days of the relevant calendar year for which such Performance Warrant is being issued. The initial Performance Warrant will expire on September 21, 2028 and each additional Performance Warrant will have a five-year term from its respective date of issuance.

As of December 31, 2024, we had recorded a non-refundable deposit on equipment received from Honeywell of $14.4 million in deferred revenue, with $14.4 million in non-current deferred revenue, and an asset of $0.7 million for the value of the initial Performance Warrant issued to Honeywell within other non-current assets on the consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned. During the year ended December 31, 2024, we recorded revenue of $0.6 million from Honeywell for the sale and start up of energy storage systems and reimbursable expenses. As of December 31, 2023, we had recorded a non-refundable deposit on equipment received from Honeywell of $15.0 million in deferred revenue, with $0.6 million in current deferred revenue and $14.4 million in non-current deferred revenue, and an asset of $0.7 million for the value of the initial Performance Warrant issued to Honeywell within other non-current assets on the consolidated balance sheets.
Indemnification Agreements
We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in the certificate of incorporation, as amended, and our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.
The limitation of liability and indemnification provisions in the certificate of incorporation, as amended, and our amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
Employment Agreements
The stepson of Michael Niggli, our Founding Chairman and Director, has been employed by the Company in a non-executive officer position since March 2019 and earned total compensation in excess of $120,000 during each year of employment with the Company. During fiscal years 2024 and 2023, he received total cash compensation, including base salary and other cash compensation, of $203,003 and $182,467, respectively. He has received and continues to be eligible for equity awards and participation in our general employee benefit plans on the same general terms and conditions as applicable to employees in similar positions. His compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Mr. Niggli. His employment commenced prior to our adoption of the Related Person Transactions Policy described below, however, the employment was approved by our audit committee once the committee became aware of such employment. He has not resided in Mr. Niggli’s household while an employee of the Company.
Related Person Transactions Policy
We have adopted a written Related Person Transactions Policy that sets forth the policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities (including common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•the risks, costs, and benefits to the Company;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
Our audit committee will approve only those transactions that it determines are fair to us and in the Company’s best interests. All of the transactions described above were entered into prior to the adoption of, or approved in accordance with, such policy.
Director Independence
Our common stock is listed on the NYSE. As a company listed on the NYSE, we are required under NYSE listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. Under NYSE listing rules, a director will only qualify as an independent director if that listed company’s board of directors affirmatively determines that the director has no material relationship with such listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with such listed company). In addition, the NYSE listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and corporate governance committees be independent.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and NYSE listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and NYSE listing rules applicable to compensation committee members.
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Garabedian, Mr. Hossfeld, Mr. Nijhawan, Mr. Niggli, Mr. Quarls, Mr. Teamey and Ms. Wellman do not have any material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these directors is an “independent director” as defined under the listing standards of the NYSE.
In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described above under “—Related Party Transactions.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP; Portland, Oregon; Auditor Firm ID: 185.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to us by EY LLP and KPMG LLP for our fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)
Ernst & Young LLP	$—	$251,000
KPMG LLP	1,015,000	980,000
Audit-Related Fees	—	—
Tax Fees(2)
Ernst & Young LLP	—	91,693
KPMG LLP	34,870	66,253
Total Fees	$1,049,870	$1,388,946
___________________________
(1)“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with our registration statements on Form S-1, Form S-3 and Form S-8 including comfort letters and consents.
(2)“Tax Fees” consists of tax return preparation and other tax matters.
Auditor Independence
In 2024, there were no other professional services provided by KPMG, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of KPMG.
Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by EY and KPMG for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under “Part II - Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibit Listing

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Merger Agreement, dated as of May 6, 2021, by and among ACON S2 Acquisition Corp., SCharge Merger Sub, Inc. and ESS Tech, Inc.	8-K	001-39525	2.1	May 7, 2021
3.1	Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
3.4	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1	Warrant Agreement, dated September 16, 2020, by and between ACON S2 Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Description of securities					X
4.3	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.4	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.5	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.6	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.7	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.8	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
10.1	Form of Registration Rights Agreement	8-K	001-39525	10.4	May 7, 2021
10.2	Form of Subscription Agreement	8-K	001-39525	10.1	May 7, 2021
10.3	Stockholders’ Agreement, dated as of May 6, 2021, by and among ESS, SBE and BEV	8-K	001-39525	10.5	October 15, 2021
10.4#	Framework Agreement, dated as of March 31, 2021, by and between SBE US Holdings One, Inc. and ESS Tech, Inc.	S-4	333-257232	10.13	June 21, 2021

10.5	Office Lease Agreement, dated July 24, 2017, by and between ESS Tech, Inc. and Parkway Woods Business Park, LLC	S-4	333-257232	10.8	June 21, 2021
10.6†	2021 Equity Incentive Plan and form of award agreements thereunder	10-K	001-39525	10.9	March 2, 2023
10.7†	2021 Employee Stock Purchase Plan	10-K	001-39525	10.1	March 2, 2023
10.8†	Amended and Restated Outside Director Compensation Policy					X
10.9†	Form of Indemnification Agreement	8-K	001-39525	10.2	October 15, 2021
10.10†	Employment Agreement, dated April 1, 2021, by and between ESS Tech, Inc. and Eric Dresselhuys	S-4	333-257232	10.10	June 21, 2021
10.11†	Separation and Release Agreement, dated February 13, 2025, by and between ESS Tech, Inc. and Eric Dresselhuys					X
10.12†	Employment Agreement, dated November 1, 2022, by and between ESS Tech, Inc. and Anthony Rabb	10-K	001-39525	10.14	March 2, 2023
10.13	Common Stock and Warrant Purchase Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	10.1	November 14, 2023
10.14†	Executive Incentive Compensation Plan	10-K	001-39525	10.17	March 13, 2024
10.15#	Credit Agreement, dated November 1, 2024, by and between ESS Tech, Inc. and Export-Import Bank of the United States					X
10.16†	Kelly Goodman Offer Letter					X
19.1	ESS Tech, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
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

March 31, 2025
ESS TECH, INC.

	By:	/s/ Kelly F. Goodman
Name: Kelly F. Goodman
Title: Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Rabb
Name: Anthony Rabb
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kelly F. Goodman and Anthony Rabb, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signature	Title

/s/ Kelly F. Goodman	Interim Chief Executive Officer
Kelly F. Goodman	(Principal Executive Officer)

/s/ Anthony Rabb	Chief Financial Officer
Anthony Rabb	(Principal Financial and Accounting Officer)

/s/ Harry Quarls	Chairman of the Board and Director
Harry Quarls

/s/ Michael Niggli	Founding Chairman and Director
Michael Niggli

/s/ Raffi Garabedian	Director
Raffi Garabedian

/s/ Rich Hossfeld	Director
Rich Hossfeld

/s/ Sandeep Nijhawan	Director
Sandeep Nijhawan

/s/ Kyle Teamey	Director
Kyle Teamey

/s/ Alexi Wellman	Director
Alexi Wellman