Form 10-Q
period 2025-03-31
ESS Tech, Inc.
filed 2025-05-15
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 12, 2025, the registrant had 12,103,750 shares of common stock, par value $0.0001, issued and outstanding.

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
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, tensions in the Middle East, and similar macroeconomic events, including global supply chain challenges, tariffs and trade restrictions, foreign currency fluctuations, instability in the financial markets, fluctuating inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
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
•our ability to regain compliance with certain New York Stock Exchange (“NYSE”) listing requirements and maintain a trading market for our common stock; and
•other risks and uncertainties discussed in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,422	$13,341
Restricted cash, current	906	906
Accounts receivable, net	253	215
Short-term investments	4,379	18,263
Inventory	6,884	5,641
Prepaid expenses and other current assets	2,848	4,998
Total current assets	23,692	43,364
Property and equipment, net	22,510	20,582
Intangible assets, net	4,589	4,656
Operating lease right-of-use assets	1,142	1,503
Restricted cash, non-current	868	948
Other non-current assets	780	760
Total assets	$53,581	$71,813
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,215	$8,070
Accrued and other current liabilities	7,351	9,315
Accrued product warranties	2,028	3,288
Operating lease liabilities, current	1,293	1,692
Deferred revenue, current	1,359	5,237
Total current liabilities	22,246	27,602
Deferred revenue, non-current	3,835	—
Deferred revenue, non-current - related parties	14,400	14,400
Common stock warrant liabilities	917	802
Other non-current liabilities	104	125
Total liabilities	41,502	42,929
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 12,103,750 and 11,986,516 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	812,483	811,262
Accumulated deficit	(800,405)	(782,379)
Total stockholders’ equity	12,079	28,884
Total liabilities and stockholders’ equity	$53,581	$71,813

See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenue	$571	$2,214
Revenue - related parties	28	524
Total revenue	599	2,738
Cost of revenue	8,746	11,126
Gross profit (loss)	(8,147)	(8,388)
Operating expenses
Research and development	2,478	3,546
Sales and marketing	1,950	2,034
General and administrative	5,571	5,526
Total operating expenses	9,999	11,106
Loss from operations	(18,146)	(19,494)
Other income, net
Interest income, net	216	1,239
Loss on revaluation of common stock warrant liabilities	(115)	—
Other income (expense), net	19	(55)
Total other income, net	120	1,184
Net loss and comprehensive loss to common stockholders	$(18,026)	$(18,310)

Net loss per share - basic and diluted	$(1.50)	$(1.57)

Weighted-average shares used in per share calculation - basic and diluted	12,033,442	11,634,302
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	45,745	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	11,659,872	$1	$802,286	$(714,467)	$87,820

Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	117,234	—	(13)	—	(13)
Stock-based compensation expense	—	—	1,234	—	1,234
Net loss	—	—	—	(18,026)	(18,026)
Balance as of March 31, 2025	12,103,750	$1	$812,483	$(800,405)	$12,079
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,026)	$(18,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540	1,219
Non-cash interest income	(137)	(995)
Non-cash lease expense	361	326
Stock-based compensation expense	1,234	2,854
Inventory write-down and losses on noncancellable purchase commitments	(774)	(1,979)
Change in fair value of common stock warrant liabilities	115	—
Other non-cash expenses, net	58	29
Changes in operating assets and liabilities:
Accounts receivable, net	(19)	1,309
Inventory	(390)	1,145
Prepaid expenses and other assets	2,130	(266)
Accounts payable	497	153
Accrued and other liabilities	(3,106)	(4,024)
Accrued product warranties	(1,260)	1,193
Deferred revenue	(62)	(1,184)
Operating lease liabilities	(399)	(380)
Net cash used in operating activities	(18,238)	(18,910)

Cash flows from investing activities:
Purchases of property and equipment	(762)	(953)
Maturities and purchases of short-term investments, net	14,014	35,645
Net cash provided by investing activities	13,252	34,692

Cash flows from financing activities:
Proceeds from stock options exercised	4	—
Repurchase of shares from employees for income tax withholding purposes	(17)	(81)
Net cash used in financing activities	(13)	(81)

Net change in cash, cash equivalents and restricted cash	(4,999)	15,701
Cash, cash equivalents and restricted cash, beginning of period	15,195	22,483
Cash, cash equivalents and restricted cash, end of period	$10,196	$38,184
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$438	$449
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	4,277	517
Transfers between inventory and property and equipment, net	—	1,051

Cash and cash equivalents	$8,422	$36,332
Restricted cash, current	906	906
Restricted cash, non-current	868	946
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$10,196	$38,184
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
The Company was founded in 2011 (“Legacy ESS”) and became a publicly traded company through a business combination with a special purpose acquisition company named ACON S2 Acquisition Corp. (“STWO”) which changed its name to ESS Tech, Inc. upon closing (the “Business Combination”). As a result of the Business Combination, Legacy ESS survived and became a wholly owned subsidiary of ESS Tech, Inc. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the sole remaining legal entity. As of April 1, 2024, the Company did not have any subsidiaries.
Basis of Presentation—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the three months ended March 31, 2025, the Company incurred net losses of $18.0 million and used $18.2 million of cash in operating activities. As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $8.4 million and short-term investments of $4.4 million, or total liquid assets of $12.8 million.
The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain additional debt or equity financing. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms. Any such financing activities are subject to market conditions and accordingly involves factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Recently Issued Accounting Pronouncements—Not Yet Adopted
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
3.INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$11,052	$12,084
Work in process	5,943	4,521
Finished goods	5,639	5,639
Inventory, gross	$22,634	$22,244
Net realizable value adjustment	(15,750)	(16,603)
Inventory	$6,884	$5,641
The balance of the Company’s inventory was written down by $15.8 million and $16.6 million from its cost to its net realizable value as of March 31, 2025 and December 31, 2024, respectively. Additionally, the Company has lower of cost or net realizable value (“LCNRV”) losses related to noncancellable purchase commitments which were $0.3 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed balance sheets. For further details, refer to Note 8, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$24,295	$23,306
Leasehold improvements	6,457	6,234
Furniture and fixtures	231	231
Software	614	614
Construction in process	5,911	3,722
Total property and equipment	37,508	34,107
Less accumulated depreciation	(14,998)	(13,525)
Total property and equipment, net	$22,510	$20,582
Depreciation expense related to property and equipment, net was $1.5 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 9, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for both of the three months ended March 31, 2025 and 2024 was $67 thousand.
Intangible assets, net consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(401)	$4,589	$4,990	$(334)	$4,656
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and related benefits	$2,266	$4,351
Materials and related purchases	2,550	2,499
Professional and consulting fees	1,566	831
Noncancellable purchase commitments	312	233
Environmental, Health & Safety compliance liability	299	702
Other	358	699
Total accrued and other current liabilities	$7,351	$9,315
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued product warranties - beginning of period	$3,288	$2,129
Accruals for warranties issued	94	2,583
Repairs and replacements	(1,306)	(1,083)
Adjustments to existing accruals	(48)	(307)
Accrued product warranties - end of period	$2,028	$3,322
8.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed financial statements.
Letters of Credit
The Company had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of March 31, 2025 was no longer recorded as restricted cash. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of March 31,

2025, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of March 31, 2025, the Company had no outstanding borrowings under the Credit Agreement.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of March 31, 2025 and December 31, 2024, total unfulfilled noncancellable purchase commitments were $0.3 million and $0.2 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $4.8 million and $6.0 million as of March 31, 2025, and December 31, 2024, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. No expenses were incurred under the JDA during the three months ended March 31, 2025.
9.COMMON STOCK WARRANTS
The following table consists of the number of shares of common stock issuable upon exercise of the respective warrants as of the dates indicated:

	March 31, 2025	December 31, 2024
Public Warrants	764,081	764,081
SMUD Warrant	833	833
Honeywell Warrants:
Investment Warrant	708,775	708,775
IP Warrant	417,997	417,997
Performance Warrants	51,717	51,717
Total common stock warrants	1,943,403	1,943,403
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed statements of operations and comprehensive loss. For the three months ending March 31, 2025, the Company recorded a net decrease to the common stock warrant liabilities of $0.1 million. For the three months ended March 31, 2024, the Company’s common stock warrant liabilities remained constant.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of March 31, 2025 and December 31, 2024, 833 shares underlying the warrant were vested.
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

The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the three months ended March 31, 2025:

	December 31, 2024	Issued	Exercised	March 31, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the three months ended March 31, 2024:

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
10.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$620	$924
Research and development	202	401
Sales and marketing	186	95
General and administrative	226	1,434
Total stock-based compensation	$1,234	$2,854
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2025, the number of shares available for issuance under the 2021 Plan was increased by 599,325 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 2,353,325 shares of common stock as of March 31, 2025.
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
As of March 31, 2025, there were 1,223,746 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the three months ended March 31, 2025 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2024	151,288	$22.00	5.09	$84	1,123,890	$27.72
Options and RSUs granted	—	—			41,250	4.65
Options exercised and RSUs released	(735)	5.00			(120,032)	18.67
Options and RSUs forfeited	(8,589)	23.97			(326,755)	50.28
Balances as of March 31, 2025	141,964	$21.97	2.89	$4	718,353	$17.65
Options vested and exercisable - December 31, 2024	130,876	$20.64	4.59	$84
Options vested and exercisable - March 31, 2025	132,644	$21.43	2.52	$4
No options were granted during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, there was approximately $11.1 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.12 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2025, there were 97,834 shares available for future grant under the 2021 ESPP Plan. Total ESPP expense for the three months ended March 31, 2025 and 2024 was $51 thousand and $84 thousand, respectively.

11.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$5,386	$—	$5,386
U.S. Treasury securities	—	3,180	3,180
Total Level 1	5,386	3,180	8,566
Level 2:
Certificate of deposit	80	—	80
Commercial paper	—	1,199	1,199
Total Level 2	80	1,199	1,279
Total assets measured at fair value	$5,466	$4,379	$9,845

	December 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$7,232	$—	$7,232
U.S. Treasury securities	—	7,142	7,142
Total Level 1	7,232	7,142	14,374
Level 2:
Certificate of deposit	80	—	80
Commercial paper	4,811	7,825	12,636
Corporate debt securities	—	3,296	3,296
Total Level 2	4,891	11,121	16,012
Total assets measured at fair value	$12,123	$18,263	$30,386
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025
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
Level 2 Assets: The Company invests in a certificate of deposit, commercial paper, and corporate debt securities. These assets are valued using observable inputs that reflect quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).
Level 1 Liabilities: The Company values its public common stock warrants based on the market price of the warrants.
For trading securities held at the reporting date, net losses recorded during the three months ended March 31, 2025 and 2024 were immaterial.
12.INCOME TAXES
The Company did not record an income tax provision for the three months ended March 31, 2025 and 2024, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
13.GOVERNMENT GRANTS
Inflation Reduction Act of 2022 (the “IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032, subject to pending legislation.
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
The PTC is recorded as the applicable items are produced and sold. For both of the three months ended March 31, 2025 and 2024, the Company recognized net PTC benefit of $0.2 million. PTCs are recorded to cost of revenue on the condensed statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, grant receivable related to the PTC in the amount of $0.2 million and $1.9 million, respectively, is recorded in prepaid expenses and other current assets on the condensed balance sheets.
14.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue	$407	$2,632
Service revenue	28	18
Other revenue	164	88
Total revenue	$599	$2,738

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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$547	$332
Deferred revenue	19,594	19,637
Contract assets increased by $0.2 million during the three months ended March 31, 2025 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $43 thousand during the three months ended March 31, 2025 reflecting $47 thousand of revenue that was included in the deferred revenue balance at the beginning of the period offset by $4 thousand in customer advance payments.
Deferred revenue of $1.4 million is expected to be recognized within the next 12 months and non-current deferred revenue of $18.2 million is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $13.2 million as of March 31, 2025, for which timing of recognition is uncertain.
15.RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2025, the Company recognized revenue of $28 thousand for reimbursable expenses and extended warranty services provided to related parties. During the three months ended March 31, 2024, the Company recognized revenue of $0.5 million for sale of energy storage systems and extended warranty services provided to related parties.
As of March 31, 2025, the Company had $33 thousand of deferred revenue for extended warranty services and equipment to related parties and $8 thousand of outstanding accounts receivable from related parties. As of December 31, 2024, the Company had $37 thousand of deferred revenue for extended warranty services provided to related parties and $63 thousand of outstanding accounts receivable from related parties.
As of March 31, 2025 and December 31, 2024, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $14.4 million within non-current deferred revenue. As of March 31, 2025 and December 31, 2024, the value of the initial Performance Warrant issued to Honeywell was $0.7 million and included within other non-current assets in the condensed balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
16.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(18,026)	$(18,310)
Denominator:
Weighted-average shares outstanding – basic and diluted	12,033,442	11,634,302
Net loss per share – basic and diluted	$(1.50)	$(1.57)

Due to the net losses for the three months ended March 31, 2025 and 2024, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Stock options	141,964	171,176
RSUs	718,353	1,360,256
Warrants	1,943,403	1,943,403
Total	2,803,720	3,474,835
17.SEGMENT AND OTHER INFORMATION
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
During the three months ended March 31, 2025, one customer accounted for 94% of total revenue. During the three months ended March 31, 2024, two customers individually accounted for 75% and 19% of total revenue. The Company’s revenue is derived from U.S. and international customers. During the three months ended March 31, 2025 revenue was derived only from customers in the U.S. During the three months ended March 31, 2024, $2.1 million of total revenue was derived from customers located outside of the U.S. and the remaining $0.6 million was derived from customers in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our long-duration iron flow batteries are the product of nearly 50 years of scientific advancement. Our founders began advancing this technology in 2011 and formed Legacy ESS. Our team has significantly enhanced the technology, improved round-trip efficiency and developed an innovative solution to the hydroxide build-up problem that plagued previous researchers developing iron flow batteries. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, which works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the electrolytes’ pH levels.
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
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same core technology and components across our products and customer base. We anticipate significant reduction in our cost of goods through our cost reduction initiatives, including design optimization from value engineering, strategic supply chain projects, and further automation of our manufacturing processes. Additionally, significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2024, we expect our indirect cost of revenue and operating expenses to increase when we ramp up our manufacturing and sales activities. We further expect an increase in expenses related to the implementation of cost reduction projects and initiatives in our supply chain, manufacturing engineering and research and development functions. Achievement of margin targets and cash flow generation is dependent on the execution of these cost out initiatives.
Our near-term and medium-term revenue is expected to be generated from our Energy Centers, second-generation Energy Warehouses, Energy Base, and core technology component productization. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.

Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, tensions in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2024 and the first quarter of 2025 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2025.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which extended the availability of investment tax credits (“ITCs”) and production tax credits and made significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033 and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to pending legislation, we believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA as guidance is issued and further legislative changes are enacted, including the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 13, Government Grants, to our condensed financial statements, Section 45X of the Code, as enacted by the IRA, currently provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to pending legislation. The Section 45X PTC may be refundable by the IRS or saleable to unrelated third parties. Subject to the enactment of any adverse pending legislation, we expect these credits will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
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

Cost of revenue is primarily driven by direct material, labor, freight and overhead expenses. Cost of revenue also includes LCNRV charges, warranty costs, losses on unfulfilled noncancellable purchase commitments, obsolescence charges, and fulfillment costs. Cost of revenue does not include inventory previously expensed during the research and development phase of accounting which we transitioned out of in the third quarter of 2023. We expect revenue and cost of revenue to increase when we scale the business and deliver our energy storage products to customers.
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
Loss on revaluation of common stock warrant liabilities
Loss on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.

Results of Operations
Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$599	$2,738	$(2,139)	(78)%
Cost of revenue	8,746	11,126	(2,380)	(21)
Gross profit (loss)	(8,147)	(8,388)	241	(3)%
Operating expenses
Research and development	2,478	3,546	(1,068)	(30)
Sales and marketing	1,950	2,034	(84)	(4)
General and administrative	5,571	5,526	45	1
Total operating expenses	9,999	11,106	(1,107)	(10)
Loss from operations	(18,146)	(19,494)	1,348	(7)
Other income, net
Interest income, net	216	1,239	(1,023)	(83)
Loss on revaluation of common stock warrant liabilities	(115)	—	(115)	N/M
Other income (expense), net	19	(55)	74	(135)
Total other income, net	120	1,184	(1,064)	(90)
Net loss and comprehensive loss to common stockholders	$(18,026)	$(18,310)	$284	(2)%
__________________
N/M = Not meaningful
Revenue
Revenue for the three months ended March 31, 2025 was $0.6 million compared to $2.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 we delivered and recognized revenue for Energy Centers, other related equipment, and extended warranty services. During the three months ended March 31, 2024 we delivered and recognized revenue for a higher volume of Energy Warehouses and other related equipment compared to the three months ended March 31, 2025.
Cost of revenue
Cost of revenue decreased by $2.4 million or 21% from $11.1 million for the three months ended March 31, 2024 to $8.7 million for the three months ended March 31, 2025. Cost of revenue during the three months ended March 31, 2024 included a significant benefit related to the utilization of inventory previously expensed during the research and development phase, which we transitioned out of in the third quarter of 2023. When removing this benefit, the decrease aligns proportionately with the revenue recognized in each period. Additionally, we recognized reduced warranty expense in the three months ended March 31, 2025.
Operating expenses
Research and development
Research and development expenses decreased by $1.1 million or 30% from $3.5 million for the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025. The decrease resulted from reduced personnel-related expenses including stock-based compensation and decreased purchases of testing equipment and supplies.
Sales and marketing
Sales and marketing expenses generally remained consistent year over year, decreasing by $84 thousand or 4%. The decrease is driven by minor fluctuations in personnel-related expenses including stock-based compensation, outside services and professional expenses.
General and administrative
General and administrative expenses increased by $45 thousand or 1% from $5.5 million for the three months ended March 31, 2024 to $5.6 million for the three months ended March 31, 2025. The increase is due to increased professional and outside services costs offset by decreased personnel-related expenses including stock-based compensation expense, as a result of reduced executive compensation, and decreased IT expenses.

Other income, net
Interest income, net
Interest income, net decreased by $1.0 million or 83% from $1.2 million for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio.
Loss on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a loss of $0.1 million for the three months ended March 31, 2025 and there was no change in valuation for the three months ended March 31, 2024. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income (expense), net
Other income (expense), net increased by $74 thousand or 135% from $55 thousand of expense for the three months ended March 31, 2024 to $19 thousand of income for the three months ended March 31, 2025. The increase to income during the three months ended March 31, 2025 is a result of decreased unrealized losses on trading securities and miscellaneous income from the disposal of excess materials in 2025.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the three months ended March 31, 2025, we incurred net losses of $18.0 million and used $18.2 million of cash in operating activities. As of March 31, 2025, we had unrestricted cash and cash equivalents of $8.4 million and short-term investments of $4.4 million, or total liquid assets of $12.8 million. We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures.
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
We had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of March 31, 2025 was no longer recorded as restricted cash. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2025. As of March 31, 2025, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2025 and 2024.
On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of March 31,

2025 we had no outstanding borrowings under the Credit Agreement. See Note 8, Commitments and Contingencies, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
We also maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. On March 31, 2025, we entered into an at-the-market sales agreement with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which we may sell, from time to time, shares of Common Stock having an aggregate offering price of up to $13,504,438, in such share amounts as we may specify by notice to Baird (the “ATM Offering”).
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(18,238)	$(18,910)
Net cash provided by investing activities	13,252	34,692
Net cash used in financing activities	(13)	(81)
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of inventory purchases and cost of revenue, costs related to research and development, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $18.2 million for the three months ended March 31, 2025, which is comprised of net loss of $18.0 million, inventory write-downs and losses on noncancellable purchase commitments of $0.8 million, and noncash interest income of $0.1 million, partially offset by stock-based compensation of $1.2 million and depreciation and amortization expense of $1.5 million. Net changes in operating assets and liabilities used $2.6 million of cash driven by decreases in accrued and other current liabilities, accrued product warranties, inventory, operating lease liabilities, deferred revenue, and cash collections on accounts receivable, partially offset by an increase in accounts payable and prepaid and other current assets.
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
Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2025, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
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
Net cash used in financing activities was $13 thousand for the three months ended March 31, 2025, which consisted of proceeds from stock options exercised offset by repurchases for shares from employees for income tax withholding purposes.
Net cash used in financing activities was $81 thousand for the three months ended March 31, 2024, which consisted of repurchases for shares from employees for income tax withholding purposes.

Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of March 31, 2025 consist of lease commitments and two standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement and in support of our customs and duties due on imported materials and are secured by a total of $0.8 million pledged as collateral. Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were no draws against the letters of credit or under the Credit Agreement during the three months ended March 31, 2025 and 2024. Additionally, we are committed to non-cancellable purchase commitments of $0.3 million as of March 31, 2025 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2025, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components in the Energy Warehouse, the Energy Center and the Energy Base products are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of March 31, 2025, we had limited Energy Warehouse products fully deployed and only initial deliveries and deployment of our Energy Center products. Production and productized versions of our core component technology are still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
We depend on third-party vendors for the shipping of our energy storage products. We have in the past faced and may yet again face disruptions in the logistics sector, making it more challenging to find trucks to ship our products. The shipping of our products to customers internationally in a timely, cost-effective, and secure manner that does not damage our products has proved and may again prove to be challenging. The failure to deliver our products in a timely fashion or within budget may also harm our brand, prospects and operating results. In addition, if our batteries are damaged during shipment, we may be required to repair or replace such units.
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
In order to achieve our business plan and reach profitability, we must continue to increase the number of units sold and reduce the manufacturing and development costs for our products. Historically production costs for our units significantly exceeded their selling price. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, has been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the three months ended March 31, 2025 and March 31, 2024, we had $18.0 million and $18.3 million in net losses, respectively, and as of March 31, 2025 we had $800.4 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
There is substantial doubt about our ability to continue as a “going concern”.
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $12.8 million at March 31, 2025. Given our planned expenditures for the next year, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
We have prepared our condensed financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability to continue as a going concern within at least 12 months after the issuance of such financial statements.
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
We expect a significant portion of the business that we will seek in the foreseeable future will be awarded through competitive bidding against other energy storage technologies and other forms of power generation. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, the length of time required to conclude the process, even if successful and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. In addition, following a contract award, we may encounter significant expense, delay or contract modifications or award revocation as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our failure to compete effectively in this procurement environment could adversely affect our revenue and/or profitability.
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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Center and newly launched Energy Base products and the servicing thereof while our core component technology productization and future product offerings are under development. Given that our business currently depends on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.

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
Furthermore, defective components may give rise to warranty, indemnity, or environmental or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product generally comes with an initial one-year manufacturing warranty. We also offer customers an extended performance warranty at an additional cost to the customer. For extended warranties, this may require system augmentation or replacements, which may need to be provided at no additional charge beyond the price of the extended warranty paid by such customer.
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
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain electronic materials and components of our products. This includes the 7.5% - 100% tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018, the additional 20% tariff on most Chinese-origin goods as implemented by the U.S. government beginning in February 2025 and amended in March 2025, and the 125% reciprocal tariff implemented by the U.S. government beginning in April 2025 that was subsequently reduced to 34% in May 2025 (with reciprocal tariff amounts over 10% further suspended for a period of 90 days). Further, the United States has implemented additional baseline tariffs (10%); additional sector-specific tariffs on industries such as steel, aluminum, automobiles, and automotive components (25%); and announced further intentions to place additional future tariffs on industries such as pharmaceuticals, semiconductors, and consumer electronics. In addition, significant new tariffs of 25% on various imports from Canada and Mexico announced in February 2025, have been partially implemented with respect to non-USMCA-qualifying goods since March 2025. While larger reciprocal tariffs targeting a wider array of foreign countries (beyond the baseline 10%) have been temporarily paused pending further negotiations with affected countries, it is unclear whether or how U.S. tariff policy might change in the future. In addition, it is unclear how other countries may retaliate or respond to changing U.S. tariff policies.
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
On August 16, 2022, President Biden signed into law the IRA, which extended the availability of ITCs and PTCs and made significant changes to the tax credit regime that applies to solar and energy storage projects. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033, and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to pending legislation, we believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. To date, guidance has been released by the IRS and the U.S. Treasury Department (“Treasury”) to implement many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, however there continues to be uncertainty with respect to certain aspects of the IRA, which could cause our customers to delay projects pending further guidance and legislative changes and which could reduce demand for our technology and harm our business. For example, the IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA, which introduced uncertainties that have yet to be fully resolved. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. And in January 2025, the IRS issued Notice 2025-08, which provided an updated safe harbor method for calculating domestic content percentages. Notice 2024-41, Notice 2025-08 and the elective safe harbor described therein clarified some pre-existing uncertainty in the industry from Notice 2023-38, but they also introduced further uncertainties on some issues. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for tax credits and possibly wait for further clarity. If we are unable to provide battery storage products that meet the domestic content requirements while our competitors are able to do so, we might experience a decline in sales of our products, which could adversely impact our results of operations and harm our business. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium-ion batteries to compete with us through added volume of cells at lower cost.
In addition to the foregoing, the U.S. Congress is currently considering substantial revisions to the availability and phase out of several tax credits in the IRA as part of its budget reconciliation process. Such revisions, if enacted, may reduce demand for our technology and adversely impact our results of operations and harm our business.
The full impact of the IRA, its accompanying guidance and any pending legislation on our operations cannot be known with certainty. We are continuing to evaluate the potential overall impact and applicability of the IRA and pending legislation on our business and operations. To the extent that any impacts from the IRA are less beneficial than anticipated or have a negative impact on us or our business or on our customers’ businesses, these changes may materially and adversely impact our business, financial condition, and results of operations. There is additional uncertainty on the future of certain of these incentives under the IRA under the current U.S. presidential administration and Congress. Such uncertainty could in itself adversely impact customer demand and our business and future results of operations.
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
We will remain an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, until December 31, 2025, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict whether investors will find our securities less attractive because we expect to rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the three months ended March 31, 2025, we have incurred net losses of $18.0 million and used $18.2 million of cash in operating activities. As of March 31, 2025, we had unrestricted cash and cash equivalents of $8.4 million and short-term investments of $4.4 million, or total liquid assets of $12.8 million.
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
On November 1, 2024, we entered into a Credit Agreement by and between the Company, as borrower, and Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone.
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
•short selling activities;
•the trading volume of our shares and the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, changing international trade policies, social, political and economic risks, hostilities or the perception that hostilities may be imminent, terrorism, military conflict and acts of war, including an escalation of the situation in Ukraine or the Middle East and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries.
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance and such impact may be exacerbated during periods of greater economic and market volatility.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to the ATM Offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, subject to the limitations of General Instruction I.B.6 of Form S-3 so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million. We have also filed registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.
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
As of March 31, 2025, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement, the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock, the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock, and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of the Company’s common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.4#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4#	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5#	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6#	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7#	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
10.1†	Sales Agreement, dated March 31, 2025, by and between ESS Tech, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-39525	1.1	March 31, 2025
10.2§	Separation and Release Agreement, dated February 13, 2025, by and between ESS Tech, Inc. and Eric Dresselhuys	10-K	001-39525	10.1	March 31, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.

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

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2025
ESS TECH, INC.
(Registrant)

	By:	/s/ Kelly F. Goodman
Name: Kelly F. Goodman
Title: Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Rabb
Name: Anthony Rabb
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)