Form 10-Q
period 2025-06-30
ESS Tech, Inc.
filed 2025-08-14
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 11, 2025, the registrant had 14,189,663 shares of common stock, par value $0.0001, issued and outstanding.

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
•our ability to obtain funding for our operations, including pursuant to an ATM offering and the SEPA (as defined herein), and the impact of any cash conservation or fundraising measures;
•our business, expansion plans and opportunities, in particular our strategic pivot focused on the Energy Base product and ongoing contracting activities;
•our relationships with third parties, including our customers, contractors, and suppliers;
•issues related to recent transitions in our leadership team;
•issues related to the shipment, installation, and operation of our products;
•issues related to contract execution, including customer site readiness and acceptance of our products;
•our ability to enter into commercial or strategic partnerships or transactions and recognize benefits therefrom;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to successfully deploy the proceeds from the ATM Offering (as defined herein), the SEPA, other investments in our Company and any borrowing under our existing or future credit agreements;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$797	$13,341
Restricted cash, current	906	906
Accounts receivable, net	148	215
Short-term investments	—	18,263
Inventory	4,672	5,641
Prepaid expenses and other current assets	4,644	4,998
Total current assets	11,167	43,364
Property and equipment, net	21,891	20,582
Intangible assets, net	4,523	4,656
Operating lease right-of-use assets	772	1,503
Restricted cash, non-current	618	948
Other non-current assets	646	760
Total assets	$39,617	$71,813
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,629	$8,070
Accrued and other current liabilities	8,875	9,315
Accrued product warranties	2,198	3,288
Operating lease liabilities, current	872	1,692
Deferred revenue, current	1,383	5,237
Total current liabilities	23,957	27,602
Deferred revenue, non-current - related parties	11,815	14,400
Common stock warrant liabilities	458	802
Other non-current liabilities	83	125
Total liabilities	36,313	42,929
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 12,896,146 and 11,986,516 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	814,764	811,262
Accumulated deficit	(811,461)	(782,379)
Total stockholders’ equity	3,304	28,884
Total liabilities and stockholders’ equity	$39,617	$71,813

See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue	$56	$342	$627	$2,556
Revenue - related parties	2,302	6	2,330	530
Total revenue	2,358	348	2,957	3,086
Cost of revenue	7,459	11,748	16,205	22,874
Gross profit (loss)	(5,101)	(11,400)	(13,248)	(19,788)
Operating expenses
Research and development	1,424	2,836	3,902	6,382
Sales and marketing	1,304	2,711	3,254	4,745
General and administrative	3,728	6,178	9,299	11,704
Total operating expenses	6,456	11,725	16,455	22,831
Loss from operations	(11,557)	(23,125)	(29,703)	(42,619)
Other income, net
Interest income, net	30	1,052	246	2,291
Gain on revaluation of common stock warrant liabilities	459	115	344	115
Other income (expense), net	12	18	31	(37)
Total other income, net	501	1,185	621	2,369
Net loss and comprehensive loss to common stockholders	$(11,056)	$(21,940)	$(29,082)	$(40,250)

Net loss per share - basic and diluted	$(0.90)	$(1.87)	$(2.39)	$(3.45)

Weighted-average shares used in per share calculation - basic and diluted	12,271,587	11,717,238	12,152,245	11,675,770
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	45,745	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	11,659,872	$1	$802,286	$(714,467)	$87,820
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	128,263	—	138	—	138
Stock-based compensation expense	—	—	3,026	—	3,026
Net loss	—	—	—	(21,940)	(21,940)
Balance as of June 30, 2024	11,788,135	$1	$805,450	$(736,407)	$69,044

Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	117,234	—	(13)	—	(13)
Stock-based compensation expense	—	—	1,234	—	1,234
Net loss	—	—	—	(18,026)	(18,026)
Balance as of March 31, 2025	12,103,750	$1	$812,483	$(800,405)	$12,079
Issuance of common stock under the ATM, net of commission fees	616,264	—	721	—	721
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	176,132	—	95	—	95
Stock-based compensation expense	—	—	1,465	—	1,465
Net loss	—	—	—	(11,056)	(11,056)
Balance as of June 30, 2025	12,896,146	$1	$814,764	$(811,461)	$3,304
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,082)	$(40,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,085	2,521
Non-cash interest income	(155)	(1,573)
Non-cash lease expense	731	658
Stock-based compensation expense	2,699	5,880
Inventory write-down and losses on noncancellable purchase commitments	(744)	1,530
Change in fair value of common stock warrant liabilities	(344)	(115)
Other non-cash expenses, net	199	25
Changes in operating assets and liabilities:
Accounts receivable, net	86	1,526
Inventory	1,025	(2,875)
Prepaid expenses and other assets	468	(555)
Accounts payable	1,268	1,925
Accrued and other liabilities	(1,465)	(1,962)
Accrued product warranties	(1,090)	1,111
Deferred revenue	(6,458)	(1,209)
Operating lease liabilities	(820)	(768)
Net cash used in operating activities	(30,597)	(34,131)

Cash flows from investing activities:
Purchases of property and equipment	(1,491)	(1,565)
Maturities and purchases of short-term investments, net	18,411	51,752
Net cash provided by investing activities	16,920	50,187

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commission fees	721	—
Proceeds from stock options exercised	6	21
Proceeds from contributions to Employee Stock Purchase Plan	103	214
Repurchase of shares from employees for income tax withholding purposes	(27)	(178)
Net cash provided by financing activities	803	57

Net change in cash, cash equivalents and restricted cash	(12,874)	16,113
Cash, cash equivalents and restricted cash, beginning of period	15,195	22,483
Cash, cash equivalents and restricted cash, end of period	$2,321	$38,596
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$887	$874
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	4,277	1,970
Adjustment to right-of-use assets from lease modification	—	686
Transfers between inventory and property and equipment, net	668	1,051

Cash and cash equivalents	$797	$36,744
Restricted cash, current	906	906
Restricted cash, non-current	618	946
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$2,321	$38,596
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
Condensed Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the six months ended June 30, 2025, the Company incurred net losses of $29.1 million and used $30.6 million of cash in operating activities. As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $0.8 million.
The continuation of the Company as a going concern is dependent upon its ability to obtain additional debt or equity financing and to generate profit from its operations. Management is evaluating various strategies to obtain additional funding, which may include sales under the SEPA (as defined herein), additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings at all, or obtain them on favorable terms. Any such financing activities are subject to market conditions and accordingly involve factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
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
Recently Issued Accounting Pronouncements—Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The ASU requires entities to disaggregate operating expenses into specific categories within the notes to the financial statements to provide enhanced transparency. The ASU will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
3.INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$9,656	$12,084
Work in process	6,116	4,521
Finished goods	4,779	5,639
Inventory, gross	$20,551	$22,244
Net realizable value adjustment	(15,879)	(16,603)
Inventory	$4,672	$5,641
The balance of the Company’s inventory was written down by $15.9 million and $16.6 million from its cost to its net realizable value as of June 30, 2025 and December 31, 2024, respectively. Additionally, the Company has lower of cost or net realizable value (“LCNRV”) losses related to noncancellable purchase commitments which were $0.2 million as of both June 30, 2025 and December 31, 2024. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed balance sheets. For further details, refer to Note 8, Commitments and Contingencies.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$24,421	$23,306
Leasehold improvements	6,458	6,234
Furniture and fixtures	231	231
Software	764	614
Construction in process	6,494	3,722
Total property and equipment	38,368	34,107
Less accumulated depreciation	(16,477)	(13,525)
Total property and equipment, net	$21,891	$20,582
Depreciation expense related to property and equipment, net was $1.5 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 9, Common Stock

Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and six months ended June 30, 2025 and 2024 was $67 thousand and $134 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(467)	$4,523	$4,990	$(334)	$4,656
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Amounts due to customers	$3,904	$—
Payroll and related benefits	1,726	4,351
Materials and related purchases	1,771	2,499
Professional and consulting fees	382	831
Noncancellable purchase commitments	213	233
Contingent liabilities	408	702
Other	471	699
Total accrued and other current liabilities	$8,875	$9,315
7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued product warranties - beginning of period	$2,028	$3,322	$3,288	$2,129
Accruals for warranties issued	282	40	376	2,568
Repairs and replacements	(112)	(68)	(1,418)	(702)
Adjustments to existing accruals	—	(54)	(48)	(755)
Accrued product warranties - end of period	$2,198	$3,240	$2,198	$3,240
8.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed financial statements.
Letters of Credit
The Company had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of June 30, 2025 the certificate of deposit was no longer recorded as restricted cash. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of June 30, 2025, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States (“EXIM”), as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of June 30, 2025, the Company had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of both June 30, 2025 and December 31, 2024, total unfulfilled noncancellable purchase commitments were $0.2 million. In addition, total unfulfilled cancellable purchase commitments amounted to $3.1 million and $6.0 million as of June 30, 2025, and December 31, 2024, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. Expenses of $0.1 million were incurred under the JDA during the three and six months ended June 30, 2025.
9.STOCKHOLDERS’ EQUITY
ATM Program
On March 31, 2025, the Company entered into an at-the-market sales agreement with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $13.5 million, in such share amounts as are specified by notice to Baird (the “ATM Offering”). During the three months ended June 30, 2025, the Company sold 616,264 shares under the ATM Offering for total proceeds, net of commission fees, of $0.7 million. The continuous offering under the ATM prospectus supplement dated March 31, 2025 related to the ATM Offering was terminated on July 11, 2025.

10.COMMON STOCK WARRANTS
The following table consists of the number of shares of common stock issuable upon exercise of the respective warrants as of the dates indicated:

	June 30, 2025	December 31, 2024
Public Warrants	764,081	764,081
SMUD Warrant	833	833
Honeywell Warrants:
Investment Warrant	708,775	708,775
IP Warrant	417,997	417,997
Performance Warrants	51,717	51,717
Total common stock warrants	1,943,403	1,943,403
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, the Company recorded a net decrease to the common stock warrant liabilities of $459 thousand and $344 thousand, respectively. For both the three and six months ended June 30, 2024, the Company recorded a net decrease to the common stock warrant liabilities of $115 thousand.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of June 30, 2025 and December 31, 2024, 833 shares underlying the warrant were vested.
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
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the six months ended June 30, 2025:

	December 31, 2024	Issued	Exercised	June 30, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the six months ended June 30, 2024:

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

11.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$530	$415	$329	$1,339
Research and development	127	908	502	1,309
Sales and marketing	316	163	922	258
General and administrative	697	1,540	1,151	2,974
Total stock-based compensation	$1,670	$3,026	$2,904	$5,880
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2025, the number of shares available for issuance under the 2021 Plan was increased by 599,325 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 2,353,325 shares of common stock as of June 30, 2025.
Option prices for incentive stock options are set at the fair market value of the Company’s common stock at the date of grant. The fair market value of RSUs is set at the closing sales price of the Company’s common stock at the date of grant. Employee new hire grants generally cliff vest 1/4th at the end of the first year and then vest 1/16th each quarter over the remaining three years. All other grants generally vest quarterly over four years. Option grants expire 10 years from the date of grant.
As of June 30, 2025, there were 528,597 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the six months ended June 30, 2025 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2024	151,288	$22.00	5.09	$84	1,123,890	$27.72
Options and RSUs granted	—	—			895,723	2.52
Options exercised and RSUs released	(1,543)	3.18			(239,866)	15.97
Options and RSUs forfeited	(54,670)	37.94			(435,024)	36.56
Balances as of June 30, 2025	95,075	$13.13	3.95	$—	1,344,723	$9.16
Options vested and exercisable - December 31, 2024	130,876	$20.64	4.59	$84
Options vested and exercisable - June 30, 2025	86,075	$11.57	3.53	$—

No options were granted during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025, there was approximately $10.9 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and six months ended June 30, 2025 was $36 thousand and $87 thousand, respectively. Total ESPP expense for the three and six months ended June 30, 2024 was $65 thousand and $149 thousand, respectively. As of June 30, 2025, there were 37,372 shares available for future grant under the 2021 ESPP Plan.
12.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$511	$—	$511
Total Level 1	511	—	511
Level 2:
Certificate of deposit	82	—	82
Total Level 2	82	—	82
Total assets measured at fair value	$593	$—	$593

	December 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$7,232	$—	$7,232
U.S. Treasury securities	—	7,142	7,142
Total Level 1	7,232	7,142	14,374
Level 2:
Certificate of deposit	80	—	80
Commercial paper	4,811	7,825	12,636
Corporate debt securities	—	3,296	3,296
Total Level 2	4,891	11,121	16,012
Total assets measured at fair value	$12,123	$18,263	$30,386

The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2025
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
For trading securities held at the reporting date, net losses recorded during the three and six months ended June 30, 2025 and 2024 were immaterial.
13.INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The Company is currently evaluating the impacts of the new legislation; however, the effects of the tax law changes are not expected to have a material impact on the financial statements.
The Company did not record an income tax provision for the three and six months ended June 30, 2025 and 2024, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
14.GOVERNMENT GRANTS
Inflation Reduction Act of 2022 (the “IRA”)
On August 16, 2022, the President of the United States signed the IRA into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032, subject to additional integration requirements set forth in recently enacted legislation as discussed below.
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
The PTC is recorded as the applicable items are produced and sold. For the three and six months ended June 30, 2025, the Company recognized net PTC benefit of $638 thousand and $884 thousand, respectively. For the three and six months ended June 30, 2024, the Company recognized net PTC benefit of $54 thousand and $284 thousand, respectively. PTCs are recorded to cost of revenue on the condensed statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, grants receivable related to the PTC in the amount of $0.9 million and $1.9 million, respectively, is recorded in prepaid expenses and other current assets on the condensed balance sheets.
15.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$2,337	$196	$2,744	$2,828
Service revenue	32	61	60	78
Other revenue	(11)	91	153	180
Total revenue	$2,358	$348	$2,957	$3,086
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2025	December 31, 2024
Contract assets	$335	$332
Deferred revenue	13,198	19,637
Contract assets increased by $3 thousand during the six months ended June 30, 2025 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $6.4 million during the six months ended June 30, 2025 reflecting the recognition of $2.6 million of revenue that was included in the deferred revenue balance at the beginning of the period and deposits reclassified to accrued and other current liabilities in anticipation of returning them to customers of $3.8 million.
Deferred revenue of $1.4 million is expected to be recognized within the next 12 months and non-current deferred revenue of $11.8 million is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $1.5 million as of June 30, 2025, for which timing of recognition is uncertain.
16.RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2025, the Company recognized revenue of $2.3 million for sales of both completed and in-process energy storage systems and core technology components, reimbursable expenses and extended warranty services provided to related parties. During the three and six months ended June 30, 2024, the

Company recognized revenue of $6 thousand and $530 thousand, respectively, for sale of energy storage systems and extended warranty services provided to related parties.
As of June 30, 2025, the Company had $30 thousand of deferred revenue for extended warranty services and equipment to related parties. As of December 31, 2024, the Company had $37 thousand of deferred revenue for extended warranty services provided to related parties and $63 thousand of outstanding accounts receivable from related parties.
As of June 30, 2025 and December 31, 2024, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $12.0 million and $14.4 million, respectively, within non-current deferred revenue. As of June 30, 2025 and December 31, 2024, the value of the initial Performance Warrant issued to Honeywell was $0.6 million and $0.7 million, respectively, and included within other non-current assets in the condensed balance sheets. During the three and six months ended June 30, 2025, $127 thousand of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
17.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(11,056)	$(21,940)	$(29,082)	$(40,250)
Denominator:
Weighted-average shares outstanding – basic and diluted	12,271,587	11,717,238	12,152,245	11,675,770
Net loss per share – basic and diluted	$(0.90)	$(1.87)	$(2.39)	$(3.45)
Due to the net losses for the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2025	2024
Stock options	95,075	169,236
RSUs	1,344,723	1,318,172
Warrants	1,943,403	1,943,403
Total	3,383,201	3,430,811
18.SEGMENT AND OTHER INFORMATION
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
Revenue from major customers during the six months ended June 30, 2025 and 2024 accounted for the following as percentages of total revenue:

	Six Months Ended June 30,
	2025	2024
Customer A	—%	67%
Customer B	78%	17%
Customer C	19%	—%
The Company’s revenue is derived from U.S. and international customers. During the six months ended June 30, 2025, $2.9 million of total revenue was derived from customers in the U.S. and the remaining $0.1 million was derived from customers located outside of the U.S. During the six months ended June 30, 2024, $2.1 million of total revenue was derived from customers located outside of the U.S. and the remaining $1.0 million was derived from customers in the U.S.
19.SUBSEQUENT EVENTS
Yorkville Standby Equity Purchase Agreement
On July 9, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which and subject to the satisfaction of certain conditions, the Investor has committed to purchase shares of the Company’s common stock in increments up to an aggregate gross sales price of up to $25.0 million during the 36 months following the date of the SEPA. The Shares will be sold at the Company’s option pursuant to the SEPA at 97% of the Market Price (as defined in the SEPA) and purchases are subject to certain limitations set forth in the SEPA and as imposed by the New York Stock Exchange (“NYSE”). As of the date of the issuance of these financial statements, the Company has sold 1,214,633 shares under the SEPA for total proceeds of $2.0 million.
Sale and Leaseback
On July 10, 2025, the Company entered into a Sale and Leaseback Agreement with UOP, pursuant to which UOP has agreed to purchase the stack assembly line 1 used to build power module stacks for the Company’s products, including the Energy Base, for a purchase price of $10.5 million (comprised of $4.0 million in cash and $6.5 million applied to certain pre-payments from UOP), and to lease such equipment back to the Company. The lease term is for seven years unless terminated early. During the lease term, the monthly lease payment from the Company to UOP is $186 thousand, pro-rated for any partial month at a daily lease rate of $6 thousand.
Bridge Financing
On July 10, 2025, the Company issued unsecured promissory notes to certain directors and members of management and the Investor (the “Promissory Notes”) in the aggregate principal amount of $0.9 million. Each Promissory Note was repaid in full with an exit fee of 15% on or before the maturity date of July 24, 2025. In connection with the Promissory Notes, the Company issued to the noteholders warrants exercisable for an aggregate number of up to 129,312 shares of common stock (the “Bridge Financing Warrants”) at an exercise price of $3.48 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The exercise period will commence the earlier of twelve months from the date of issuance and the date on which shareholders approve the issuance of the shares issuable upon exercise of the Bridge Financing Warrants. The Bridge Financing Warrants will be exercisable for three years following the date they are first exercisable.
Production Tax Credits
On July 10, 2025, the Company entered into a Tax Credit Transfer Agreement with SE Global Holdings, LLC (“SEGH”), an affiliate of SB Energy Global Holdings One Ltd. (“SBE”), for a production tax credit transaction for approximately $800 thousand, of which $775 thousand is reimbursable to SEGH in the event SEGH does not exercise the option to purchase certain tax credits by October 31, 2025.

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
Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade based on lab-scale results. Because our batteries are designed to operate using an electrolyte of primarily salt, iron and water, they are environmentally sustainable and substantially recyclable or reusable.
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
Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we have developed several products, each of which was designed to provide reliable, safe, long-duration energy storage. Our first energy storage product, the Energy Warehouse, was our ‘behind-the-meter’ solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that was used for initial testing and technology validation. Our product offering evolved to a larger scale energy storage product with the Energy Center, designed for either ‘behind-the-meter’ or ‘front-of-the-meter’ (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers, before the launch of our 10+ hour Energy Base product earlier this year. We also offer productized versions of our core technology components for integration into third-party systems.
Recent Developments
Yorkville Standby Equity Purchase Agreement
On July 9, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which and subject to the satisfaction of certain conditions, the Investor has committed to purchase shares of our common stock in increments up to an aggregate gross sales price of up to $25.0 million during the 36 months following the date of the SEPA. The shares will be sold at our option pursuant to the SEPA at 97% of the Market Price (as defined in the SEPA) and purchases are subject to certain limitations set forth in the SEPA and as imposed by the NYSE.
Sale and Leaseback
On July 10, 2025, we entered into a Sale and Leaseback Agreement with UOP, pursuant to which UOP has agreed to purchase the stack assembly line 1 used to build power module stacks for our products, including the Energy Base, for a purchase price of $10.5 million (comprised of $4.0 million in cash and $6.5 million applied to certain pre-payments from UOP), and to lease such equipment back to us. The lease term is for seven years unless terminated early. During the lease term, the monthly lease payment from us to UOP is $186 thousand, pro-rated for any partial month at a daily lease rate of $6 thousand.
Bridge Financing
On July 10, 2025, we issued unsecured promissory notes to certain of our directors and members of management and the Investor (the “Promissory Notes”) in the aggregate principal amount of $0.9 million. Each Promissory Note was repaid in full with an exit fee of 15% on or before the maturity date of July 24, 2025. In connection with the Promissory Notes, we issued to the noteholders warrants exercisable for an aggregate number of up to 129,312 shares of common stock (the “Bridge Financing Warrants”) at an exercise price of $3.48 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The exercise period will commence the earlier of twelve months from the date of issuance and the date on which our shareholders approve the issuance of the shares issuable upon exercise of the Bridge Financing Warrants. The Bridge Financing Warrants will be exercisable for three years following the date they are first exercisable.
Board Compensation
Our directors have agreed to forego payment of cash compensation for 2025 under our outside director compensation policy.
Production Tax Credits
On July 10, 2025, we entered into a Tax Credit Transfer Agreement with SE Global Holdings, LLC (“SEGH”), an affiliate of SB Energy Global Holdings One Ltd. (“SBE”), for a production tax credit transaction for approximately $0.8 million, of which $775 thousand is reimbursable to SEGH in the event SEGH does not exercise the option to purchase certain tax credits by October 31, 2025.
Leadership Transition
On August 1, 2025, Anthony Rabb, Chief Financial Officer of the Company, was terminated from the Company, effective as of August 1, 2025. The termination was not related to any issues regarding accounting policies, standards or practices, reporting obligations or other regulations, or internal control over financial reporting. Kate Suhadolnik, the Company’s then Controller, was appointed as the interim Chief Financial Officer and assumed the duties as principal financial officer and principal accounting officer of the Company, effective August 1, 2025.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part II—Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We believe our business model is positioned for scalability due to the ability to leverage the same core technology in the Energy Base’s modularized form for different project size and duration needs across our customer base. We anticipate significant reduction in our cost of goods through our cost reduction initiatives, including design optimization from value engineering, strategic supply chain projects, and further automation of our manufacturing processes. Additionally, significant improvements in manufacturing scale are expected to decrease the cost of materials and direct labor. Compared to 2024, we expect our indirect cost of revenue and operating expenses to increase when we ramp up our manufacturing and sales activities. We further expect an increase in expenses related to the implementation of cost reduction projects and initiatives in our supply chain, manufacturing engineering and research and development functions. Achievement of margin targets and cash flow generation is dependent on the execution of these cost out initiatives.
Our near-term and medium-term revenue is expected to be generated primarily from Energy Base and core technology component sales. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, tensions in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2024 and the first half of 2025 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2025.
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
Impact of Legislative Developments
On August 16, 2022, the President of the United States signed into law the IRA, which extended the availability of investment tax credits (“ITCs”) and production tax credits and made significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033 and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to recently enacted legislation discussed below, we believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code as discussed further below, but the Company’s domestic manufacturing and supply chain structure generally should benefit from the addition of foreign entity of concern limitations. We are continuing to evaluate the overall impact and applicability of the IRA and OBBB as guidance is issued and further legislative changes are enacted, including the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 14, Government Grants, to our condensed financial statements, Section 45X of the Code, as enacted by the IRA, currently provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to additional qualification requirements in the recently enacted OBBB as discussed further below. The Section 45X PTC may be refundable by the IRS or saleable to unrelated third parties. We continue to evaluate the impact of the OBBB; however, we expect these credits will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
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
Other income (expense), net
Other income (expense), net consists primarily of various gains and losses associated with our short-term investments and other miscellaneous income and expense items.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2025 to Three and Six Months Ended June 30, 2024
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$2,358	$348	$2,010	578%	$2,957	$3,086	$(129)	(4)%
Cost of revenue	7,459	11,748	(4,289)	(37)	16,205	22,874	(6,669)	(29)
Gross profit (loss)	(5,101)	(11,400)	6,299	(55)	(13,248)	(19,788)	6,540	(33)%
Operating expenses
Research and development	1,424	2,836	(1,412)	(50)	3,902	6,382	(2,480)	(39)
Sales and marketing	1,304	2,711	(1,407)	(52)	3,254	4,745	(1,491)	(31)
General and administrative	3,728	6,178	(2,450)	(40)	9,299	11,704	(2,405)	(21)
Total operating expenses	6,456	11,725	(5,269)	(45)	16,455	22,831	(6,376)	(28)
Loss from operations	(11,557)	(23,125)	11,568	(50)	(29,703)	(42,619)	12,916	(30)
Other income, net
Interest income, net	30	1,052	(1,022)	(97)	246	2,291	(2,045)	(89)
Gain on revaluation of common stock warrant liabilities	459	115	344	299	344	115	229	199
Other income (expense), net	12	18	(6)	(33)	31	(37)	68	(184)
Total other income, net	501	1,185	(684)	(58)	621	2,369	(1,748)	(74)
Net loss and comprehensive loss to common stockholders	$(11,056)	$(21,940)	$10,884	(50)%	$(29,082)	$(40,250)	$11,168	(28)%
__________________
N/M = Not meaningful

Revenue
Revenue increased by $2.0 million or 578% from $0.3 million for the three months ended June 30, 2024 to $2.4 million for the three months ended June 30, 2025. During the three months ended June 30, 2025, we delivered and recognized revenue for a higher volume of Energy Warehouses, Energy Centers, and other related equipment compared to the three months ended June 30, 2024, primarily to related parties. The sales to related parties included both completed and in-process energy storage systems and core technology components.
Revenue decreased slightly by $0.1 million or 4% from $3.1 million for the six months ended June 30, 2024 to $3.0 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we delivered and recognized revenue for Energy Warehouses, Energy Centers, and other related equipment and recognized revenue for extended warranty services. During the six months ended June 30, 2024, we delivered and recognized revenue for Energy Warehouses and recognized revenue for extended warranty services.
Cost of revenue
Cost of revenue decreased by $4.3 million or 37% from $11.7 million for the three months ended June 30, 2024 to $7.5 million for the three months ended June 30, 2025 as a result of lower net realizable value adjustments in 2025 due to reduced inventory purchases and the utilization of inventory previously expensed during the research and development phase, which we transitioned out of in the third quarter of 2023.
Cost of revenue decreased by $6.7 million or 29% from $22.9 million for the six months ended June 30, 2024 to $16.2 million for the six months ended June 30, 2025 as a direct result of the implementation of product cost-saving initiatives. The benefits realized were partially offset by a significant benefit realized during the six months ended June 30, 2024 related to the utilization of inventory previously expensed during the research and development phase, which we transitioned out of in the third quarter of 2023.
Operating expenses
Research and development
Research and development expenses decreased by $1.4 million or 50% from $2.8 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025. The decrease was driven by decreased personnel-related expenses, including stock-based compensation, decreased outside services expenses, and decreased purchases of testing equipment and supplies.
Research and development expenses decreased by $2.5 million or 39% from $6.4 million for the six months ended June 30, 2024 to $3.9 million for the six months ended June 30, 2025. The decrease resulted from reduced personnel-related expenses, including stock-based compensation, and reduced purchases of testing equipment and supplies.
Sales and marketing
Sales and marketing expenses decreased by $1.4 million or 52% from $2.7 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. The decrease is driven by decreased outside services and professional expenses, marketing and trade show expenses, and reduced personnel-related expenses, including stock-based compensation.
Sales and marketing expenses decreased by $1.5 million or 31% from $4.7 million for the six months ended June 30, 2024 to $3.3 million for the six months ended June 30, 2025. The decrease is driven by decreased outside services and professional expenses, marketing and trade show expenses, and reduced personnel-related expenses, including stock-based compensation.
General and administrative
General and administrative expenses decreased by $2.5 million or 40% from $6.2 million for the three months ended June 30, 2024 to $3.7 million for the three months ended June 30, 2025. The decrease is due to decreased personnel-related expenses, including stock-based compensation, and decreased professional and outside services costs, director fees, and insurance fees.
General and administrative expenses decreased by $2.4 million or 21% from $11.7 million for the six months ended June 30, 2024 to $9.3 million for the six months ended June 30, 2025. The decrease is driven by decreased personnel-related expenses, including stock-based compensation expense, as a result of reduced executive compensation, decreased IT expenses and decreased insurance fees, partially offset by increased professional and outside services costs.

Other income, net
Interest income, net
Interest income, net decreased by $1.0 million or 97% from $1.1 million for the three months ended June 30, 2024 to $30 thousand for the three months ended June 30, 2025. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio due to lower investment balances.
Interest income, net decreased by $2.0 million or 89% from $2.3 million for the six months ended June 30, 2024 to $0.2 million for the six months ended June 30, 2025. The decrease resulted from a decrease in interest income earned on our short-term investment portfolio due to lower investment balances.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in gains of $0.5 million and $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in gains of $0.3 million and $0.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income (expense), net
Other income (expense), net decreased by $6 thousand or 33% from $18 thousand of income for the three months ended June 30, 2024 to $12 thousand of income for the three months ended June 30, 2025 due to foreign currency rate fluctuations.
Other income (expense), net was $31 thousand of income for the six months ended June 30, 2025 compared to $37 thousand of expense for the six months ended June 30, 2024. The change to income during the six months ended June 30, 2025 is a result of decreased unrealized losses on trading securities and foreign currency rate fluctuations.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the six months ended June 30, 2025, we incurred net losses of $29.1 million and used $30.6 million of cash in operating activities. As of June 30, 2025, we had unrestricted cash and cash equivalents of $0.8 million. We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions, and the implementation of a furlough for a substantial number of our employees as of May 30, 2025 to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures.
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. We have based our near-term operating cash flow requirements on certain assumptions, including consistency of cash usage with cash usage in the second quarter of 2025, continued cooperation from vendors with respect to payment plans for outstanding invoices, absence of additional severance costs or other unanticipated contingencies and continued sales under the SEPA, which may prove to be wrong, and we may use our available capital resources sooner than we currently expect. In addition, we may not be successful in raising additional funds.
Management has taken a variety of steps to mitigate costs, reduce operating expenses and extend our runway while we are evaluating various strategies to obtain additional funding, which may include sales under the SEPA, additional offerings of equity, issuance of debt, or other capital sources. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or further scale back our operations, which could have an adverse impact on our business and financial prospects.
We had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of June 30, 2025 the certificate of deposit was no longer recorded as restricted cash. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.

We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of June 30, 2025, $0.2 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2025 and 2024.
On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of June 30, 2025 we had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone. See Note 8, Commitments and Contingencies, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
We also maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. On March 31, 2025, we entered into an at-the-market sales agreement with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which we may sell, from time to time, shares of common stock having an aggregate offering price of up to $13,504,438, in such share amounts as we may specify by notice to Baird (the “ATM Offering”). During the three months ended June 30, 2025, we sold 616,264 shares under the ATM Offering for total proceeds, net of commission fees, of $0.7 million. On July 11, 2025, we terminated our continuous offering under the prospectus supplement dated March 31, 2025 related to the ATM Offering.
On July 9, 2025, we entered into the SEPA with the Investor, pursuant to which and subject to the satisfaction of certain conditions, the Investor has committed to purchase shares of our common stock in increments up to an aggregate gross sales price of up to $25.0 million during the 36 months following the date of the SEPA. The shares will be sold at the Company’s option pursuant to the SEPA at 97% of the Market Price (as defined in the SEPA). Purchases are subject to certain limitations set forth in the SEPA and as imposed by the NYSE, which may restrict our ability to access funding under this arrangement. Under the applicable rules of the NYSE and pursuant to the Purchase Agreement, in no event may we issue or sell to the Investor shares of common stock in excess of 2,566,333 shares of common stock (the “Exchange Cap”) representing 19.99% of the shares of common stock issued and outstanding as of the effective date of the Purchase Agreement, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the sales of common stock covered by an advance notice are made at a purchase price that complies with the NYSE’s minimum price requirements. Pursuant to the Purchase Agreement, the Investor shall not be obligated to purchase or acquire any shares of common stock under the Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by the Investor and its affiliates, would result in the beneficial ownership of the Investor and its affiliates (on an aggregated basis) exceeding 4.99% of the then outstanding voting power or number of shares of common stock. We expect that the extent to which we make sales under the SEPA will be determined by, among other things, our liquidity needs, the share price of our common stock during the applicable pricing period for each sale and our ability to obtain stockholder approval for issuances above the Exchange Cap.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(30,597)	$(34,131)
Net cash provided by investing activities	16,920	50,187
Net cash provided by financing activities	803	57

Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of inventory purchases and cost of revenue, costs related to research and development, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $30.6 million for the six months ended June 30, 2025, which is comprised of net loss of $29.1 million partially offset by depreciation and amortization expense of $3.1 million and stock-based compensation of $2.7 million. Net changes in operating assets and liabilities used $7.0 million of cash driven by decreases in deferred revenue, accrued and other current liabilities, and accrued product warranties, partially offset by an increase in inventory and accounts payable.
Net cash used in operating activities was $34.1 million for the six months ended June 30, 2024, which is comprised of net loss of $40.3 million, and noncash interest income of $1.6 million, partially offset by stock-based compensation of $5.9 million, inventory write-downs and losses on noncancellable purchase commitments of $1.5 million, and depreciation and amortization expense of $2.5 million. Net changes in operating assets and liabilities used $2.8 million of cash driven by decreases in inventory, accrued and other current liabilities, deferred revenue, operating lease liabilities, and an increase in prepaid and other current assets, partially offset by cash collections on accounts receivable, an increase in accounts payable, and an increase in accrued product warranties.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $16.9 million for the six months ended June 30, 2025, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
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
Net cash provided by financing activities was $803 thousand for the six months ended June 30, 2025, which consisted of proceeds from the issuances of common stock under the ATM Offering and proceeds from our ESPP, offset by repurchases of shares from employees for income tax withholding purposes.
Net cash provided by financing activities was $57 thousand for the six months ended June 30, 2024, which consisted of proceeds from our ESPP and stock options exercised, offset by repurchases of shares from employees for income tax withholding purposes.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of June 30, 2025 consist of lease commitments and two standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement and in support of our customs and duties due on imported materials and are secured by a total of $0.8 million pledged as collateral. Financial obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were no draws against the letters of credit or under the Credit Agreement during the three and six months ended June 30, 2025 and 2024. Additionally, we are committed to noncancellable purchase commitments of $0.2 million as of June 30, 2025 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2025, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of June 30, 2025, we had limited Energy Warehouse products fully deployed and only initial deliveries and deployment of our Energy Center products. Production and productized versions of our Energy Base product and core component technology are still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), shipping containers, chemicals and electronic components. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injection molded parts and power electronics which undergo a qualification process that can take months.
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if we again experience high rates of inflation. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, and vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, circuit board components and shipping containers. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce and deliver our products and to recognize additional revenue (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
We rely heavily on complex machinery for our operations and manufacturing and we are pioneering the use of this equipment for the large-scale manufacturing of iron flow battery products. The work required to integrate this equipment into the production of our iron flow battery product is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique iron flow battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our iron flow batteries.
Our manufacturing facility utilizes large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has limited history building iron flow battery products, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.
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
Our energy storage products require periodic maintenance or refurbishment, such as the cleaning or replacement of air filters or other components, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. Maintenance items are intended to be scheduled on a periodic basis but may vary depending on system operations. We currently rely on our customers that do not have service agreements with us or that perform maintenance that is not covered by such agreements to follow our product operations and maintenance manuals. In addition, we have had, and in the future may continue to have, components such as our electrolyte rebalancing cell that have a shorter service life than anticipated and require replacement in lieu of maintenance. Furthermore, there is risk of harm to persons or property if individuals performing maintenance do not follow applicable maintenance or safety protocols. Any such incident or harm would likely lead to adverse publicity and potentially a safety recall, decisions or mandates to temporarily halt production or implement an extended suspension of field operations, and expenses related to carrying out site remediation, revising our training programs and updating our maintenance manual, and could also adversely affect our reputation, customer’s willingness to place future orders, our operating results and prospects, business, financial condition and results of operations. We have had, and in the future may continue to have, incidents of failure to maintain or perform required maintenance correctly that damage or adversely affect the performance of our energy storage products and/or result in the leakage of electrolyte. For example, the performance of maintenance procedures out of sequence by Company personnel in the past led to an over-pressurization event at a customer site and a sudden release of the cap to the electrolyte storage tank. The tank was not otherwise damaged and no injuries occurred, but the incident resulted in a significant spill event that we promptly reported and has since been closed with the county of jurisdiction. We conducted a full investigation and have implemented remediation steps but there is risk of damage to product or property or personal injury if such steps are not followed in the future.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the six months ended June 30, 2025 and June 30, 2024, we had $29.1 million and $40.3 million in net losses, respectively, and as of June 30, 2025 we had $811.5 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $0.8 million at June 30, 2025. Given our recurring history of losses and an insufficient amount of cash available to fund our ongoing operations for the next year, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
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
In addition, some of the systems we have shipped to date have not met the specifications set forth in the relevant purchase contracts, resulting in additional installation time and costs in order to receive customer acceptance of such units. If we are unable to meet contractual performance specifications of our units, customers may bring claims against us or choose to cancel or postpone orders, which would adversely affect our business, financial condition and results of operations.
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
We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage any new employees and scale and otherwise improve our information technology (“IT”) infrastructure in tandem with any headcount growth. Management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.
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
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition in the labor market, including for qualified senior management personnel and highly skilled individuals with technical expertise, is intense. We face and are likely to continue to face challenges identifying, hiring, and retaining qualified personnel in all areas of our business, and we can provide no assurance that we will find suitable successors as transitions occur. In addition, integrating new employees into our team, and key personnel in particular, could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified personnel in all areas of our business, including senior management and other key technical personnel, could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations. The failure to ensure a smooth transition to a permanent Chief Executive Officer and Chief Financial Officer when identified could also have a material adverse effect on our business, financial condition and results of operations.
Further, the furlough of a substantial number of our employees and any future reduction in force may yield unintended consequences, such as making future retention and recruiting of qualified personnel more difficult, unexpected attrition, decline in employee productivity, negative impacts on internal controls over financial reporting, and reduced employee morale, which may cause our employees to seek alternative employment.
Significant changes to our leadership team and the resulting management transitions might harm our future operating results.
We have recently experienced significant changes to our leadership team, and these transitions may result in the loss of certain institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners, and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate new leadership team members within our organization to achieve our operating objectives; as such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business and their positions. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes may increase our dependency on employees that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be materially and adversely affected.

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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our newly launched Energy Base product and the servicing thereof while our core component technology productization and future product offerings are under development. Given that our business currently depends on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part I—Item 4. Controls and Procedures”). When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, which may be more challenging as the recent furlough included employees from our accounting department, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
A sustained or repeated interruption in the manufacturing of our products due to labor shortage, fire, flood, war, pandemic, natural disasters, regulatory requirements, and similar unforeseen events beyond our control may interfere with our ability to manufacture our products and fulfill customers’ demands in a timely manner, and make it difficult, or in certain cases, impossible for us to continue our business for a substantial period of time. Failure to manufacture our products and meet customer demands would impair our ability to generate revenues which would adversely affect our financial results. We currently do not have a formal disaster recovery or business continuity plan in place and any disaster recovery and business continuity plans that we may put in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management, we maintain insurance coverage for our business. However, we cannot assure you that the amount of insurance will be sufficient to satisfy any damages or losses we may incur. If our insurance coverage is not sufficient, we may incur substantial expenses, which, could have a material adverse effect on our business.
Changes in the global trade environment, including the imposition or escalation of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain electronic materials and components of our products. This includes the 7.5% - 100% Section 301 tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018, the additional 10% - 20% fentanyl-related tariff on most Chinese-origin goods as implemented by the U.S. government beginning in February 2025 and amended in March 2025, and the 10% - 125% reciprocal tariff implemented by the U.S. government beginning in April 2025. Further, the United States has implemented reciprocal tariffs on most other U.S. trading partners (10% since April 2025, with higher country-specific amounts for some trading partners since August 7, 2025); additional global sector-specific tariffs on steel and aluminum products (currently 50%), automobiles and automotive components (currently 25%), and copper products (currently 50%). The U.S. government has announced intentions to place additional future tariffs on various pharmaceutical, semiconductor, and consumer electronic products. In addition, fentanyl-related tariffs of 25% on various imports from Canada and Mexico announced in February 2025, were partially implemented with respect to non-USMCA-qualifying goods since March 2025, rose to 35% for Canada as of August 1, 2025, and may rise to 30% for Mexico if or when a current 90-day pause expires. It is unclear whether or how U.S. tariff policy might change in the future or how other countries may retaliate or respond to changing U.S. tariff policies.
Tariffs and the possibility of additional tariffs in the future have created uncertainty, particularly if we are not able to second source parts from alternative vendors. There can be no guarantee that these developments will not negatively impact the price of the positive electrode used in our products. Additionally, existing, future, or potential tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.
We are in the process of qualifying alternative sources but anticipate it will take time before alternate sources are qualified for every component. Depending on the outcome of the tariffs that the Trump administration has implemented and may eventually implement on additional products and/or countries, our ability to secure alternative sources of components may be further limited in the future. In addition, such sources may charge a higher cost than our current suppliers, which would negatively impact our results of operations. There is no guarantee that we will be able to identify alternate suppliers that meet our quality, volume and price requirements. Failure to meet these requirements could result in supply disruptions and increased costs. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to react to such actions quickly, cheaply or effectively, which could result in supply shortages and increased costs.
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
We have entered into transactions, and may in the future enter into further transactions with related parties. Related-party transactions create the possibility of conflicts of interest with regard to management, including that:
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
SBE, Honeywell, and any other business partners in the future, may have economic, business or legal interests or goals that are inconsistent with our interests or goals. Any disagreements with our current or other future business partners may impede our ability to maximize the benefits of these partnerships and slow the commercialization of our iron-flow batteries. Future commercial or strategic counterparties may require us, among other things, to pay certain costs or to make certain capital investments or to seek their consent to take certain actions. In addition, if our business partners are unable or unwilling to meet sourcing, development, or other obligations under our partnership arrangements, we may be required to fulfill those obligations alone. These factors could result in a material adverse effect on our business and financial results.
The execution of our strategy to expand into new markets through strategic partnerships, joint ventures and licensing arrangements is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects.
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). Under the terms of our agreement with ESI, we commenced delivery of Energy Warehouse systems to ESI in 2022, continuing through 2023, 2024 and 2025 to fulfill their orders. ESI is expected to construct a manufacturing facility in Queensland, Australia, equipped to conduct final assembly of our systems from 2025 onward; however, ESI may be delayed or unable to complete construction of the manufacturing facility or may cancel or decline to place future orders of our product, whether due to funding constraints or other reasons, which may require ESS to find alternative arrangements to addressing the market, such as supplying products directly or identifying alternative in-country facilities. We made the first delivery of our systems to SMUD during the second quarter of 2023, but the task authorization supporting the Energy Warehouse pilot and the next phase order of our Energy Center expired on December 31, 2024, and while we are in discussions for future task authorizations, SMUD is under no obligation to continue the task authorization or place additional orders with us.
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
We continue to investigate and pursue commercial or financial transactions, which could include, among other things, divestitures, a merger or sale, joint ventures, partnerships and financings. Exploring commercial and financial transactions may create a significant distraction for our management team and board of directors and require us to expend significant time and resources and incur expenses for advisors. Moreover, the review and consideration of such commercial and financial transactions may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors. The selection and execution of a commercial or financial transaction may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.
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
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine that a liquidation of our assets, wind-down, dissolution, or other restructuring of our business is the best method to seek to maximize value.
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine that the liquidation of our assets, wind-down, dissolution, or other restructuring of our business is the best method to seek to maximize value. In such an event, the amount of cash available for distribution to our stockholders, if any, would depend on many factors, including the costs and timing of such liquidation, the market for our assets, our cash balance, the amount of cash that would need to be reserved for commitments and contingent liabilities, and the amount and relative priority of our liabilities.
Accordingly, holders of our shares and warrants could lose all or a significant portion of their investment in the event of a liquidation of our assets, wind-down, dissolution, or other restructuring of our business.
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
While our engineering team has worked closely with the CSA Group, Intertek, UL and Technischer Überwachungsverein certification agencies to obtain certifications of our flow battery products under all applicable safety standards, there is no guarantee that such certifications will continue to be obtained or that our batteries will be certificate compliant. From our prior certifications, we have expanded our flow battery product certification to the European Conformity marking in the European Union and intend to expand to other international standards such as the International Electrotechnical Commission (“IEC”). Failure to comply with IEC standards may have impact on our revenues, as compliance is required by some of our customers.
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
On August 16, 2022, the President of the United States signed into law the IRA, which extended the availability of ITCs and PTCs and made significant changes to the tax credit regime that applies to solar and energy storage projects. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033, and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to recently enacted legislation discussed below, we believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. To date, guidance has been released by the IRS and the U.S. Treasury Department (“Treasury”) to implement many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, however there continues to be uncertainty with respect to certain aspects of the IRA, which could cause our customers to delay projects pending further guidance and legislative changes and which could reduce demand for our technology and harm our business. For example, the IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA, which introduced uncertainties that have yet to be fully resolved. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. And in January 2025, the IRS issued Notice 2025-08, which provided an updated safe harbor method for calculating domestic content percentages. Notice 2024-41, Notice 2025-08 and the elective safe harbor described therein clarified some pre-existing uncertainty in the industry from Notice 2023-38, but they also introduced further uncertainties on some issues. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for tax credits and possibly wait for further clarity. If we are unable to provide battery storage products that meet the domestic content requirements while our competitors are able to do so, we might experience a decline in sales of our products, which could adversely impact our results of operations and harm our business. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium-ion batteries to compete with us through added volume of cells at lower cost.

In addition to the foregoing, on July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027, but the sunset dates for ITCs for energy storage projects remain largely unchanged from the IRA. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. Such foreign entity restrictions will apply not only to our customers but also to our energy storage technology manufacturing business for purposes of qualifying for the ITCs and PTCs, but our domestic manufacturing and supply chain structure generally should benefit from the addition of these foreign entity of concern limitations. In addition to the foregoing legislative changes, on July 7, 2025, the President of the United States issued an Executive Order which directs the Secretary of the Treasury, within 45 days of the enactment of the OBBB, to enforce termination of the ITC for solar by issuing new and/or revised guidance related to established beginning of construction rules. We cannot predict with certainty what such guidance will say, or how it will impact our customers or our business going forward.
Furthermore, the OBBB imposed new eligibility qualifications for purposes of the Section 45X PTC for integrated components sold after December 31, 2026 to the effect that any primary component integrated into a secondary component must be produced within the same manufacturing facility, at least 65 percent of the total direct material costs of the secondary component must be attributable to primary components which are domestically mined, produced or manufactured, and the secondary component must be sold to a third party. The OBBB also modified the definition of a battery module to require that it include all essential functional equipment, such as current collector assemblies and voltage sense harnesses. The Company’s domestic manufacturing and supply chain structure generally should benefit from the foregoing revisions set forth in the OBBB, as enacted.
The full impact of the IRA and the OBBB, their accompanying guidance and any future legislation on our operations cannot be known with certainty. We are continuing to evaluate the potential overall impact and applicability of the IRA and OBBB and any further legislation, guidance or executive orders on our business and operations. To the extent that any impacts from the IRA or OBBB are less beneficial than anticipated or have a negative impact on us or our business or on our customers’ businesses, these changes may materially and adversely impact our business, financial condition, and results of operations. There is additional uncertainty on the future of certain of these incentives under the current U.S. presidential administration and Congress. Such uncertainty could in itself adversely impact customer demand and our business and future results of operations.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
We are or may become subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, beginning in January 2022, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) eliminated the right to deduct research and development expenditures for tax purposes in the period such expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively, and as a result, we have recognized a deferred tax asset for the future tax benefit of the amortization deductions of these capitalized research and development expenditures. The recently enacted OBBB eliminates the TCJA capitalization of domestic research and experimental expenditures for taxable years beginning on January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over fifteen tax years.
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
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the six months ended June 30, 2025, we have incurred net losses of $29.1 million and used $30.6 million of cash in operating activities. As of June 30, 2025, we had unrestricted cash and cash equivalents of $0.8 million and short-term investments of $0.0 million, or total liquid assets of $0.8 million.
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

We may issue additional shares of our common stock or other equity securities in the future including pursuant to an ATM offering and in connection with, among other things, future acquisitions or grants under the 2021 Plan and the ESPP without stockholder approval in a number of circumstances. We may also issue additional shares of our common stock pursuant to the SEPA, subject to certain limitations set forth in the SEPA and as imposed by the NYSE. Under the applicable rules of the NYSE and pursuant to the Purchase Agreement, in no event may we issue or sell to the Investor shares of common stock in excess of the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, which stockholder approval may not be obtained, or (ii) the sales of common stock covered by an advance notice are made at a purchase price that complies with the NYSE’s minimum price requirements, which may not be met. Pursuant to the Purchase Agreement, the Investor shall not be obligated to purchase or acquire any shares of common stock under the Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by the Investor and its affiliates, would result in the beneficial ownership of the Investor and its affiliates (on an aggregated basis) exceeding 4.99% of the then outstanding voting power or number of shares of common stock. Sales of our common stock under the SEPA or in an ATM offering will also depend upon market conditions and other factors, including our liquidity needs, our trading volume and the share price of our common stock during the applicable pricing period for each sale.
The issuance of additional shares of common stock or other equity securities could have, among other things, one or more of the following effects: our existing stockholders’ proportionate ownership interest will decrease; the amount of cash available per share, including for payment of dividends in the future, may decrease; the relative voting strength of each previously outstanding share of our common stock may be diminished; and the market price of our common stock and/or warrants may decline.
If we raise additional funds by issuing debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt. In addition, issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to generate sufficient funds from operations or raise additional capital, our future operations and growth could be impeded or discontinued. These uncertainties cause substantial doubt to exist as to our ability to continue as a going concern for 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.
In response to the delay in obtaining funding commitments and negative macroeconomic trends, we have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions, and the implementation of a furlough for a substantial number of our employees as of May 30, 2025 to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures. Such cash conservation activities may yield unintended consequences, such as attrition beyond any planned reduction in workforce or near-term delays in our ability to deliver products to our customers.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, grant liens, undergo certain fundamental changes, use financed goods for an unapproved purpose, make certain restricted payments, dispose of assets, and modify the project site lease, in each case, subject to limitations and exceptions set forth in the Credit Agreement. We are also required to meet or exceed specified trailing four quarter revenue targets, which financial covenant is tested quarterly.
Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to an ATM offering and the SEPA. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In particular, because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell under the SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, the number of shares of common stock that we will sell under the SEPA, the purchase price per share or the net proceeds that we will receive from those purchases under the SEPA. At a lower purchase price per share or if our need for additional liquidity is greater or occurs sooner than expected, we may also sell a correspondingly larger number of shares under the SEPA. Further, the resale by the Investor of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.
We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, subject to the limitations of General Instruction I.B.6 of Form S-3 so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million. We have also filed, or may be required to file, registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.
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
As of June 30, 2025, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement, the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock, the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock, and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of our common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued. On July 10, 2025, we also issued the Bridge Financing Warrants exercisable for an aggregate number of up to 129,312 shares of common stock at an exercise price of $3.48 per share.
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
Our Public Warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. We may also lower the exercise price for our Public Warrants in our sole discretion at any time prior to the expiration date, subject to compliance with certain notice and timing requirements. The warrant issued to SMUD, the Investment Warrant, the IP Warrant and the initial Performance Warrant may all be amended with the consent of the respective holders thereof. The Bridge Financing Warrants may be amended with the consent of the holders of 50% of the aggregate amount outstanding of such warrants.
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
On March 24, 2025, we received a written notice from the NYSE (the “Notice”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual, as our average global market capitalization over a consecutive 30 trading-day period was less than $50 million (the “Minimum Market Capitalization Standard”) and, at the same time, our stockholders’ equity was less than $50 million. As described in the Notice, as of March 21, 2025, our 30 trading-day average global market capitalization was approximately $47.8 million and our last reported stockholders’ equity as of September 30, 2024, was approximately $49.2 million.
In accordance with applicable NYSE procedures, we timely submitted a plan to the NYSE on May 7, 2025 advising it of the definitive actions we have taken, are taking, or plan to take that we anticipate will bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Cure Period”).
If either (1) our plan is not accepted, we fail to comply with the plan or do not meet the NYSE’s Minimum Market Capitalization Standard at the end of the Cure Period, or (2) we are determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
•a limited amount of news and analyst coverage;
•a decreased ability or even an inability to issue additional securities or obtain additional financing in the future, including pursuant to the SEPA and an ATM offering; and
•an impairment of our ability to provide equity incentives to our employees.
In the event of a delisting, we can provide no assurance that any action taken by us to restore or otherwise meet compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with the NYSE’s or another exchange’s listing requirements.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.4#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4#	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5#	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6#	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7#	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
4.8	Form of Warrant to Purchase Common Stock dated July 10, 2025
10.1	Standby Equity Purchase Agreement, dated July 9, 2025, by and between the Company and YA II PN, Ltd	8-K	001-39525	10.1	July 11, 2025
10.2†	Sale and Leaseback Agreement, dated July 10, 2025, by and between the Company and UOP LLC
10.3§	Kate Suhadolnik Offer Letter, dated August 16, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

August 14, 2025
ESS TECH, INC.
(Registrant)

	By:	/s/ Kelly F. Goodman
Name: Kelly F. Goodman
Title: Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kate Suhadolnik
Name: Kate Suhadolnik
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)