Form 10-Q
period 2025-09-30
ESS Tech, Inc.
filed 2025-11-13
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of November 10, 2025, the registrant had 19,617,070 shares of common stock, par value $0.0001, issued and outstanding.

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
•our ability to obtain funding for our operations, including pursuant to offerings of equity and debt securities, and the impact of any cash conservation or fundraising measures;
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
•our ability to successfully deploy the proceeds from prior and future offerings of equity and debt securities, other investments in our Company and any borrowing under our existing or future credit agreements;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,539	$13,341
Restricted cash, current	806	906
Accounts receivable, net	108	215
Short-term investments	—	18,263
Inventory	4,653	5,641
Prepaid expenses and other current assets	2,451	4,998
Total current assets	11,557	43,364
Property and equipment, net	18,484	20,582
Intangible assets, net	4,456	4,656
Operating lease right-of-use assets	391	1,503
Restricted cash, non-current	618	948
Other non-current assets	639	760
Total assets	$36,145	$71,813
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$9,467	$8,070
Accrued and other current liabilities	8,143	9,315
Accrued product warranties	2,198	3,288
Operating lease liabilities, current	439	1,692
Deferred revenue, current	1,330	5,237
Financing obligation, current	2,226	—
Total current liabilities	23,803	27,602
Financing obligation, non-current	8,292	—
Deferred revenue, non-current - related parties	5,297	14,400
Common stock warrant liabilities	458	802
Other non-current liabilities	62	125
Total liabilities	37,912	42,929
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 15,390,884 and 11,986,516 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	2	1
Additional paid-in capital	820,067	811,262
Accumulated deficit	(821,836)	(782,379)
Total stockholders' (deficit) equity	(1,767)	28,884
Total liabilities and stockholders' (deficit) equity	$36,145	$71,813

See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue	$189	$355	$816	$2,911
Revenue - related parties	25	4	2,355	534
Total revenue	214	359	3,171	3,445
Cost of revenue	4,939	12,741	21,144	35,615
Gross profit (loss)	(4,725)	(12,382)	(17,973)	(32,170)
Operating expenses
Research and development	1,027	2,684	4,929	9,066
Sales and marketing	360	2,529	3,614	7,274
General and administrative	3,699	6,087	12,998	17,791
Total operating expenses	5,086	11,300	21,541	34,131
Loss from operations	(9,811)	(23,682)	(39,514)	(66,301)
Other (expense) income, net
Interest (expense) income, net	(456)	807	(210)	3,097
Gain on revaluation of common stock warrant liabilities	—	343	344	459
Other (expense) income, net	(108)	39	(77)	2
Total other (expense) income, net	(564)	1,189	57	3,558
Net loss and comprehensive loss to common stockholders	$(10,375)	$(22,493)	$(39,457)	$(62,743)

Net loss per share - basic and diluted	$(0.73)	$(1.90)	$(3.08)	$(5.35)

Weighted-average shares used in per share calculation - basic and diluted	14,154,333	11,814,580	12,822,333	11,722,378
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	45,745	—	(81)	—	(81)
Stock-based compensation expense	—	—	2,854	—	2,854
Net loss	—	—	—	(18,310)	(18,310)
Balance as of March 31, 2024	11,659,872	$1	$802,286	$(714,467)	$87,820
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	128,263	—	138	—	138
Stock-based compensation expense	—	—	3,026	—	3,026
Net loss	—	—	—	(21,940)	(21,940)
Balance as of June 30, 2024	11,788,135	$1	$805,450	$(736,407)	$69,044
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	94,446	—	(8)	—	(8)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(22,493)	(22,493)
Balance as of September 30, 2024	11,882,581	$1	$808,100	$(758,900)	$49,201

Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	117,234	—	(13)	—	(13)
Stock-based compensation expense	—	—	1,234	—	1,234
Net loss	—	—	—	(18,026)	(18,026)
Balance as of March 31, 2025	12,103,750	$1	$812,483	$(800,405)	$12,079
Issuance of common stock under the ATM, net of commission fees	616,264	—	721	—	721
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	176,132	—	95	—	95
Stock-based compensation expense	—	—	1,465	—	1,465
Net loss	—	—	—	(11,056)	(11,056)
Balance as of June 30, 2025	12,896,146	$1	$814,764	$(811,461)	$3,304
Issuance of common stock under the SEPA	2,402,708	1	3,954	—	3,955
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	92,030	—	(9)	—	(9)
Issuance of common stock warrants	—	—	112	—	112
Stock-based compensation expense	—	—	1,246	—	1,246
Net loss	—	—	—	(10,375)	(10,375)
Balance as of September 30, 2025	15,390,884	$2	$820,067	$(821,836)	$(1,767)
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,457)	$(62,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,571	3,302
Non-cash interest income	(402)	(2,094)
Non-cash lease expense	1,112	1,000
Stock-based compensation expense	3,945	8,538
Change in fair value of common stock warrant liabilities	(344)	(459)
Other non-cash expenses, net	192	311
Changes in operating assets and liabilities:
Accounts receivable, net	108	1,352
Inventory	320	(4,722)
Prepaid expenses and other assets	2,668	(1,709)
Accounts payable	353	5,671
Accrued and other liabilities	(4,494)	(95)
Accrued product warranties	(1,090)	1,169
Deferred revenue	(2,659)	(122)
Operating lease liabilities	(1,253)	(1,142)
Net cash used in operating activities	(36,430)	(51,743)

Cash flows from investing activities:
Purchases of property and equipment	(1,074)	(3,823)
Maturities and purchases of short-term investments, net	18,411	47,709
Net cash provided by investing activities	17,337	43,886

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of commission fees	4,789	—
Proceeds from financing arrangements	4,000	—
Proceeds from stock options exercised	5	80
Proceeds from contributions to Employee Stock Purchase Plan	103	214
Repurchase of shares from employees for income tax withholding purposes	(36)	(245)
Net cash provided by financing activities	8,861	49

Net change in cash, cash equivalents and restricted cash	(10,232)	(7,808)
Cash, cash equivalents and restricted cash, beginning of period	15,195	22,483
Cash, cash equivalents and restricted cash, end of period	$4,963	$14,675
See accompanying notes to the condensed financial statements

ESS Tech, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for operating leases included in cash used in operating activities	$1,330	$1,306
Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	2,303	2,844
Adjustment to right-of-use assets from lease modification	—	686
Transfers between inventory and property and equipment, net	668	1,051
Application of deferred revenue to financing arrangements	6,518	—

Cash and cash equivalents	$3,539	$12,822
Restricted cash, current	806	906
Restricted cash, non-current	618	947
Total cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$4,963	$14,675
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
The Company was founded in 2011 (“Legacy ESS”) and became a publicly traded company through a business combination with a special purpose acquisition company named ACON S2 Acquisition Corp. (“STWO”) which changed its name to ESS Tech, Inc. upon closing (the “Business Combination”). As a result of the Business Combination, Legacy ESS survived and became a wholly owned subsidiary of ESS Tech, Inc. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the sole remaining legal entity. Since April 1, 2024, the Company has had no material subsidiaries.
Basis of Presentation—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Condensed Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with the current year presentation. The change in inventory write-down and the change in inventory have been combined into a single line on the condensed statements of cash flows. This reclassification had no effect on the net cash used in operating activities.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2025, the Company incurred net losses of $39.5 million and used $36.4 million of cash in operating activities. As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $3.5 million and an accumulated deficit of $821.8 million.
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
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than as described below.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning with the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s disclosures.
3.INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$9,582	$12,084
Work in process	5,802	4,521
Finished goods	4,778	5,639
Inventory, gross	$20,162	$22,244
Net realizable value adjustment	(15,509)	(16,603)
Inventory	$4,653	$5,641
The balance of the Company’s inventory was written down by $15.5 million and $16.6 million from its cost to its net realizable value as of September 30, 2025 and December 31, 2024, respectively. Additionally, the Company has lower of cost or net realizable value (“LCNRV”) losses related to noncancellable purchase commitments which were $0.2 million as of both September 30, 2025 and December 31, 2024. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed balance sheets. For further details, refer to Note 9, Commitments and Contingencies.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$24,412	$23,306
Leasehold improvements	6,470	6,234
Furniture and fixtures	231	231
Software	764	614
Construction in process	4,496	3,722
Total property and equipment	36,373	34,107
Less accumulated depreciation	(17,889)	(13,525)
Total property and equipment, net	$18,484	$20,582
Depreciation expense related to property and equipment, net was $1.4 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $4.4 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 11, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and nine months ended September 30, 2025 and 2024 was $67 thousand and $200 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(534)	$4,456	$4,990	$(334)	$4,656
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Amounts due to customers	$4,217	$—
Payroll and related benefits	1,398	4,351
Materials and related purchases	545	2,499
Professional and consulting fees	280	831
Noncancellable purchase commitments	213	233
Contingent liabilities	800	702
Other	690	699
Total accrued and other current liabilities	$8,143	$9,315

7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued product warranties - beginning of period	$2,198	$3,240	$3,288	$2,129
Accruals for warranties issued	—	81	376	2,649
Repairs and replacements	—	(28)	(1,418)	(730)
Adjustments to existing accruals	—	5	(48)	(750)
Accrued product warranties - end of period	$2,198	$3,298	$2,198	$3,298
8.SALE-LEASEBACK FINANCING OBLIGATION
On July 10, 2025, the Company entered into a Sale and Leaseback Agreement with UOP, an affiliate of Honeywell, a related party, pursuant to which UOP agreed to purchase the stack assembly line used to build power module stacks for the Company’s products, including the Energy Base, for a purchase price of $10.5 million (comprised of $4.0 million in cash and $6.5 million applied to certain pre-payments from UOP), and to lease such equipment back to the Company (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). The lease term is for 7 years unless terminated early. During the lease term, the monthly lease payment from the Company to UOP is $186 thousand.
The Company accounted for the sale-leaseback transaction as a financing transaction with UOP in accordance with ASC 842, Leases, as the lease agreement was determined to be a finance lease. The Company concluded the lease agreement met the qualifications to be classified as a finance lease as the net present value of the lease payments exceeds substantially all of the fair value of the equipment.
As of September 30, 2025, the carrying value of the financing obligation was $10.5 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.
Remaining future cash payments related to the financing liability, for the remainder of 2025 and thereafter are as follows (in thousands):

Year Ending December 31,	Annual Payment Obligation
2025	$557
2026	2,226
2027	2,226
2028	2,226
2029	2,226
Thereafter	6,122
Total	$15,583
9.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed financial statements.
Letters of Credit
The Company had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of September 30, 2025 the certificate of deposit was no longer recorded as restricted cash. There were no draws against the letter of credit during the three and nine months ended September 30, 2025 and 2024.

The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of September 30, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2025 and 2024.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of September 30, 2025, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were draws of $0.1 million made against the letter of credit during the three and nine months ended September 30, 2025 and no draws against the letter of credit during the three and nine months ended September 30, 2024.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States (“EXIM”), as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of September 30, 2025, the Company had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of both September 30, 2025 and December 31, 2024, total unfulfilled noncancellable purchase commitments were $0.2 million. In addition, total unfulfilled cancellable purchase commitments amounted to $2.8 million and $6.0 million as of September 30, 2025, and December 31, 2024, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. Expenses of $0.1 million were incurred under the JDA during the nine months ended September 30, 2025. No expenses were incurred under the JDA during the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.
10.STOCKHOLDERS’ EQUITY
ATM Program
On March 31, 2025, the Company entered into an at-the-market sales agreement with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which the Company sold 616,264 shares for total proceeds, net of commission fees, of $0.7 million. The continuous offering under the ATM prospectus supplement dated March 31, 2025 related to the ATM Offering was terminated on July 11, 2025.
Yorkville Standby Equity Purchase Agreement
On July 9, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (the “Investor”), pursuant to which and subject to the satisfaction of certain conditions, the Investor committed to purchase shares of the Company’s common stock in increments up to an aggregate gross sales price of up to $25 million during the 36 months following the date of the SEPA. The Company had the right, but not the obligation, to direct the Investor to purchase a specified number of shares of common stock by delivering written notice to the Investor (an “Advance Notice”). The Company paid a commitment fee in an amount equal to $250 thousand by issuing 157,768 shares of common stock in the three months ended September 30, 2025.

The shares of common stock purchased pursuant to an Advance Notice were purchased at a price equal to 97% of the lowest daily VWAP of the shares during the three consecutive trading days commencing on the date of the delivery of the Advance Notice. The Company may establish a minimum acceptable price in each Advance Notice below which it will not be obligated to make any sales to the Investor. During the three months ended September 30, 2025, the Company sold 2,244,940 shares under the SEPA for total proceeds of $3.6 million. See also Note 20, Subsequent Events — Yorkville Standby Equity Purchase Agreement.
11.COMMON STOCK WARRANTS
The following table consists of the number of shares of common stock issuable upon exercise of the respective warrants as of the dates indicated:

	September 30, 2025	December 31, 2024
Public Warrants	764,081	764,081
SMUD Warrant	833	833
Honeywell Warrants:
Investment Warrant	708,775	708,775
IP Warrant	417,997	417,997
Performance Warrants	51,717	51,717
Bridge Financing Warrants	129,312	—
Total common stock warrants	2,072,715	1,943,403
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recorded a net decrease to the common stock warrant liabilities of zero and $344 thousand, respectively. For the three and nine months ended

September 30, 2024, the Company recorded a net decrease to the common stock warrant liabilities of $343 thousand and $459 thousand, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of September 30, 2025 and December 31, 2024, 833 shares underlying the warrant were vested.
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
Bridge Financing Warrants
On July 10, 2025, the Company issued warrants exercisable for an aggregate number of up to 129,312 shares of common stock (the “Bridge Financing Warrants”) to certain directors, officers and other employees and the Investor. The warrants were issued at an exercise price of $3.48 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The exercise period commenced on October 13, 2025, the date the shareholders approved the issuance of the shares issuable upon exercise of the Bridge Financing Warrants. The Bridge Financing Warrants will be exercisable until October 13, 2028.
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the nine months ended September 30, 2025:

	December 31, 2024	Issued	Exercised	September 30, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Bridge Financing Warrants	—	129,312	—	129,312
Total common stock warrants	1,943,403	129,312	—	2,072,715

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
See also Note 20, Subsequent Events — Yorkville Promissory Note Warrant.
12.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$449	$529	$1,599	$1,868
Research and development	223	614	552	1,923
Sales and marketing	(113)	209	389	467
General and administrative	482	1,306	1,405	4,280
Total stock-based compensation	$1,041	$2,658	$3,945	$8,538
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2025, the number of shares available for issuance under the 2021 Plan was increased by 599,325 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 2,353,325 shares of common stock as of September 30, 2025.
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
As of September 30, 2025, there were 566,026 shares available for future grant under the 2021 Plan.

Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the nine months ended September 30, 2025 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2024	151,288	$22.00	5.09	$84	1,123,890	$27.72
Options and RSUs granted	—	—			1,170,723	2.30
Options exercised and RSUs released	(1,543)	3.18			(337,468)	15.18
Options and RSUs forfeited	(55,793)	37.28			(740,758)	25.51
Balances as of September 30, 2025	93,952	$13.23	3.43	$—	1,216,387	$8.09
Options vested and exercisable - December 31, 2024	130,876	$20.64	4.59	$84
Options vested and exercisable - September 30, 2025	89,201	$12.10	3.20	$—
No options were granted during the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025, there was approximately $8.0 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3.0 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and nine months ended September 30, 2025 was $19 thousand and $106 thousand, respectively. Total ESPP expense for the three and nine months ended September 30, 2024 was $47 thousand and $196 thousand, respectively. As of September 30, 2025, there were 37,372 shares available for future grant under the 2021 ESPP Plan.
13.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$2,818	$—	$2,818
Total Level 1	2,818	—	2,818
Level 2:
Certificate of deposit	82	—	82
Total Level 2	82	—	82
Total assets measured at fair value	$2,900	$—	$2,900

	December 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$7,232	$—	$7,232
U.S. Treasury securities	—	7,142	7,142
Total Level 1	7,232	7,142	14,374
Level 2:
Certificate of deposit	80	—	80
Commercial paper	4,811	7,825	12,636
Corporate debt securities	—	3,296	3,296
Total Level 2	4,891	11,121	16,012
Total assets measured at fair value	$12,123	$18,263	$30,386
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$458	—	—	$458
Total liabilities measured at fair value	$458	$—	$—	$458

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$802	—	—	$802
Total liabilities measured at fair value	$802	$—	$—	$802
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
For trading securities held at the reporting date, net losses recorded during the three and nine months ended September 30, 2025 and 2024 were immaterial.
14.INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The Company is currently evaluating the impacts of the new legislation; however, the effects of the tax law changes are not expected to have a material impact on the financial statements.
The Company did not record an income tax provision for the three and nine months ended September 30, 2025 and 2024, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.

15.GOVERNMENT GRANTS
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
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740, Income Taxes (“ASC 740”). Therefore, the Company accounts for the PTC under a government grant model. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items are produced and sold. For the three and nine months ended September 30, 2025, the Company recognized net PTC benefit of zero and $884 thousand, respectively. For the three months ended September 30, 2024, the Company recognized a reduction to PTC’s due to net fair value adjustments of $140 thousand. For the nine months ended September 30, 2024, the Company recognized net PTC benefit of $143 thousand. PTCs are recorded to cost of revenue on the condensed statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, grants receivable related to the PTC in the amount of $0.9 million and $1.9 million, respectively, is recorded in prepaid expenses and other current assets on the condensed balance sheets.
16.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$—	$148	$2,743	$2,976
Service revenue	34	22	94	100
Other revenue	180	189	334	369
Total revenue	$214	$359	$3,171	$3,445
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2025	December 31, 2024
Contract assets	$537	$332
Deferred revenue	6,627	19,637
Contract assets increased by $205 thousand during the nine months ended September 30, 2025 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $13.0 million during the nine months ended September 30, 2025 reflecting the recognition of $2.7 million of revenue that was included in the deferred revenue balance at the beginning of the period, deposits reclassified to accrued and other current liabilities in anticipation of returning them to customers of $3.8 million, and deposits applied to the Sale and Leaseback Agreement with UOP of $6.5 million.
Deferred revenue of $1.3 million is expected to be recognized within the next 12 months and non-current deferred revenue of $5.3 million is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $1.3 million as of September 30, 2025, for which timing of recognition is uncertain.
17.RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2025, the Company recognized revenue of $25 thousand and $2.4 million, respectively, for sales of both completed and in-process energy storage systems and core technology components, reimbursable expenses and extended warranty services provided to related parties. During the three and nine months ended September 30, 2024, the Company recognized revenue of $4 thousand and $534 thousand, respectively, for sale of energy storage systems and extended warranty services provided to related parties.
As of September 30, 2025, the Company had $203 thousand of deferred revenue for extended warranty services and equipment purchases to related parties. As of December 31, 2024, the Company had $37 thousand of deferred revenue for extended warranty services provided to related parties and $63 thousand of outstanding accounts receivable from related parties.
As of September 30, 2025 and December 31, 2024, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $5.3 million and $14.4 million, respectively, within non-current deferred revenue. As of September 30, 2025 and December 31, 2024, the value of the initial Performance Warrant issued to Honeywell was $0.6 million and $0.7 million, respectively, and included within other non-current assets in the condensed balance sheets. During the nine months ended September 30, 2025, $127 thousand of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
See also Note 5, Intangible Assets, Net, Note 8, Sale Leaseback Financing Obligation and Note 11, Common Stock Warrants.
18.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(10,375)	$(22,493)	$(39,457)	$(62,743)
Denominator:
Weighted-average shares outstanding – basic and diluted	14,154,333	11,814,580	12,822,333	11,722,378
Net loss per share – basic and diluted	$(0.73)	$(1.90)	$(3.08)	$(5.35)
Due to the net losses for the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	93,952	152,952
RSUs	1,216,387	1,208,613
Warrants	2,072,715	1,943,403
Total	3,383,054	3,304,968
19.SEGMENT AND OTHER INFORMATION
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
Revenue from major customers during the nine months ended September 30, 2025 and 2024 accounted for the following as percentages of total revenue:

	Nine Months Ended September 30,
	2025	2024
Customer A	—%	81%
Customer B	81%	19%
Customer C	16%	—%
The Company’s revenue is derived from U.S. and international customers. During the nine months ended September 30, 2025, $2.8 million of total revenue was derived from customers in the U.S. and the remaining $0.1 million was derived from customers located outside of the U.S. During the nine months ended September 30, 2024, $2.3 million of total revenue was derived from customers located outside of the U.S. and the remaining $1.2 million was derived from customers in the U.S.
20.SUBSEQUENT EVENTS
Yorkville Promissory Note
On October 14, 2025, the Company entered into an unsecured promissory note with the Investor in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. On November 12, the Company amended the repayment schedule of the Promissory Note and will begin monthly payments on December 15, 2025. The Promissory Note accrues interest at a rate of 3% per annum, amortizes through maturity and matures on October 14, 2026.
As of the date of these financial statements, the Company has repaid $15.0 million of the principal amount of the Promissory Note.
Yorkville Promissory Note Warrant
In connection with the Promissory Note, the Company issued to the Investor a warrant exercisable for an aggregate number of up to 1,052,104 shares of the Company’s common stock (the “Promissory Note Warrant”). The Promissory Note Warrant has an exercise price of $9.98 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The Promissory Note Warrant is exercisable for five years from the date of issuance.
Yorkville Standby Equity Purchase Agreement
As of October 21, 2025, the Company completed the offering under the SEPA, having sold an aggregate of 6,458,634 shares under the SEPA for total proceeds of $25 million.

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
Recent Developments
COO Appointment
Our board of directors appointed Jigish Trivedi as our Chief Operating Officer and principal operating officer effective August 18, 2025.
Yorkville Promissory Note
On October 14, 2025, we issued the Promissory Note to the Investor in the aggregate principal amount of up to $40 million, in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note accrues interest at a rate of 3% per annum, amortizes through maturity and matures on October 14, 2026.
As of the date of this report, we have repaid $15.0 million of the principal amount of the Promissory Note.
Yorkville Promissory Note Warrant
In connection with the Promissory Note, we issued to the Investor the Promissory Note Warrant exercisable for an aggregate number of up to 1,052,104 shares of our common stock. The Promissory Note Warrant has an exercise price of $9.98 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The Promissory Note Warrant is exercisable for five years from the date of issuance.
Yorkville Standby Equity Purchase Agreement
As of October 21, 2025, we completed the offering under the SEPA, having sold an aggregate of 6,458,634 shares under the SEPA for total proceeds of $25 million.

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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, tensions in the Middle East, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2024 and the first three quarters of 2025 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue during the remainder of 2025.
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
As discussed in Note 15, Government Grants, to our condensed financial statements, Section 45X of the Code, as enacted by the IRA, currently provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to additional qualification requirements in the recently enacted OBBB as discussed further below. The Section 45X PTC may be refundable by the IRS or saleable to unrelated third parties. We continue to evaluate the impact of the OBBB; however, we expect these credits will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
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

Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net consists primarily of interest expense on our sale-leaseback financing obligation and earned income on our cash equivalents, restricted cash, and short-term investments. These earned income amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
Gain on revaluation of common stock warrant liabilities
Gain on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other (expense) income, net
Other (expense) income, net consists primarily of various gains and losses associated with our short-term investments, and other miscellaneous income and expense items.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2025 to Three and Nine Months Ended September 30, 2024
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$214	$359	$(145)	(40)%	$3,171	$3,445	$(274)	(8)%
Cost of revenue	4,939	12,741	(7,802)	(61)	21,144	35,615	(14,471)	(41)
Gross profit (loss)	(4,725)	(12,382)	7,657	(62)	(17,973)	(32,170)	14,197	(44)%
Operating expenses
Research and development	1,027	2,684	(1,657)	(62)	4,929	9,066	(4,137)	(46)
Sales and marketing	360	2,529	(2,169)	(86)	3,614	7,274	(3,660)	(50)
General and administrative	3,699	6,087	(2,388)	(39)	12,998	17,791	(4,793)	(27)
Total operating expenses	5,086	11,300	(6,214)	(55)	21,541	34,131	(12,590)	(37)
Loss from operations	(9,811)	(23,682)	13,871	(59)	(39,514)	(66,301)	26,787	(40)
Other (expense) income, net
Interest (expense) income, net	(456)	807	(1,263)	(157)	(210)	3,097	(3,307)	(107)
Gain on revaluation of common stock warrant liabilities	—	343	(343)	(100)	344	459	(115)	(25)
Other (expense) income, net	(108)	39	(147)	(377)	(77)	2	(79)	(3,950)
Total other (expense) income, net	(564)	1,189	(1,753)	(147)	57	3,558	(3,501)	(98)
Net loss and comprehensive loss to common stockholders	$(10,375)	$(22,493)	$12,118	(54)%	$(39,457)	$(62,743)	$23,286	(37)%
__________________
N/M = Not meaningful
Revenue
Revenue for the three months ended September 30, 2025 was $0.2 million compared to $0.4 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, revenue was recognized from engineering services related to product site deployment and extended warranty services. For the three months ended September 30, 2024, we recognized revenue for the delivery of one Energy Warehouse and extended warranty services to various customers.
Revenue decreased by $0.3 million or 8% from $3.4 million for the nine months ended September 30, 2024 to $3.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we delivered and recognized revenue for both completed and in-process Energy Warehouses, Energy Centers, and other related equipment, primarily to related parties, and recognized revenue for extended warranty services. During the nine months ended September 30, 2024, we delivered and recognized revenue for Energy Warehouses and recognized revenue for extended warranty services.

Cost of revenue
Cost of revenue decreased by $7.8 million or 61% from $12.7 million for the three months ended September 30, 2024 to $4.9 million for the three months ended September 30, 2025 as a result of fewer deliveries of equipment to customers and lower net realizable value adjustments in 2025 due to reduced inventory purchases.
Cost of revenue decreased by $14.5 million or 41% from $35.6 million for the nine months ended September 30, 2024 to $21.1 million for the nine months ended September 30, 2025 as a direct result of the implementation of product cost-saving initiatives and fewer deliveries of equipment to customers. The benefits realized were partially offset by a significant benefit realized during the nine months ended September 30, 2024 related to the utilization of inventory previously expensed during the research and development phase, which we transitioned out of in the third quarter of 2023.
Operating expenses
Research and development
Research and development expenses decreased by $1.7 million or 62% from $2.7 million for the three months ended September 30, 2024 to $1.0 million for the three months ended September 30, 2025. The decrease was driven by decreased personnel-related expenses, including stock-based compensation, decreased outside services expenses, and decreased purchases of testing equipment and supplies.
Research and development expenses decreased by $4.1 million or 46% from $9.1 million for the nine months ended September 30, 2024 to $4.9 million for the nine months ended September 30, 2025. The decrease resulted from reduced personnel-related expenses, including stock-based compensation, reduced purchases of testing equipment and supplies, and decreased outside services expenses.
Sales and marketing
Sales and marketing expenses decreased by $2.2 million or 86% from $2.5 million for the three months ended September 30, 2024 to $0.4 million for the three months ended September 30, 2025. The decrease is driven by reduced personnel-related expenses, including stock-based compensation, decreased outside services and professional expenses, and marketing and trade show expenses.
Sales and marketing expenses decreased by $3.7 million or 50% from $7.3 million for the nine months ended September 30, 2024 to $3.6 million for the nine months ended September 30, 2025. The decrease is driven by reduced personnel-related expenses, including stock-based compensation, decreased outside services and professional expenses, and decreased marketing and trade show expenses.
General and administrative
General and administrative expenses decreased by $2.4 million or 39% from $6.1 million for the three months ended September 30, 2024 to $3.7 million for the three months ended September 30, 2025. The decrease is due to decreased personnel-related expenses, including stock-based compensation, and decreased director fees and insurance fees.
General and administrative expenses decreased by $4.8 million or 27% from $17.8 million for the nine months ended September 30, 2024 to $13.0 million for the nine months ended September 30, 2025. The decrease is driven by decreased personnel-related expenses, including stock-based compensation expense, as a result of reduced executive compensation, decreased IT expenses and decreased insurance fees, partially offset by increased professional and outside services costs.
Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net was $0.8 million of interest income for the three months ended September 30, 2024 compared to $0.5 million of interest expense for the three months ended September 30, 2025. The interest income for the three months ended September 30, 2024 was earned on our short-term investment portfolio, which was offset in the three months ended September 30, 2025 by interest incurred on our sale-leaseback financing obligation.
Interest (expense) income, net was $3.1 million of interest income for the nine months ended September 30, 2024 compared to $0.2 million of interest expense for the nine months ended September 30, 2025. The change resulted from a decrease in interest income earned on our short-term investment portfolio due to lower investment balances compounded by interest incurred on our sale-leaseback financing obligation.

Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in gains of zero and $0.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
The change in fair value of common stock warrant liabilities resulted in gains of $0.3 million and $0.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other (expense) income, net
Other (expense) income, net was $108 thousand of expense for the three months ended September 30, 2025 compared to $39 thousand of income for the three months ended September 30, 2024. The change to expense during the three months ended September 30, 2025 was due to discount expenses incurred in the period related to sales made under the SEPA.
Other (expense) income, net was $77 thousand of expense for the nine months ended September 30, 2025 compared to $2 thousand of income for the nine months ended September 30, 2024. The change to expense during the nine months ended September 30, 2025 was due to discount expenses incurred in the period related to sales made under the SEPA.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the nine months ended September 30, 2025, we incurred net losses of $39.5 million and used $36.4 million of cash in operating activities. As of September 30, 2025, we had unrestricted cash and cash equivalents of $3.5 million. We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions, and the implementation of a furlough for a substantial number of our employees as of May 30, 2025 to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending.
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the condensed financial statements included in this Quarterly Report on Form 10-Q. We have based our near-term operating cash flow requirements on certain assumptions, including consistency of cash usage with cash usage in the third quarter of 2025, continued cooperation from vendors with respect to payment plans for outstanding invoices, absence of additional severance costs or other unanticipated contingencies, which may prove to be wrong, and we may use our available capital resources sooner than we currently expect. In addition, we may not be successful in raising additional funds.
Management has taken a variety of steps to mitigate costs, reduce operating expenses and extend our runway while we are evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. If such financing is not available or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or further scale back our operations, which could have an adverse impact on our business and financial prospects.
We had a standby letter of credit with First Republic Bank for $75 thousand as security for an operating lease of office and manufacturing space in Wilsonville, Oregon secured by a restricted certificate of deposit totaling $75 thousand. As of December 31, 2024 the certificate of deposit was recorded as restricted cash, non-current. The letter of credit expired during February 2025 and as of September 30, 2025 the certificate of deposit was no longer recorded as restricted cash. There were no draws against the letter of credit during the three and nine months ended September 30, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of September 30, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and nine months ended September 30, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of September 30, 2025, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were draws of $0.1 million made against the letter of credit during the three and nine months ended September 30, 2025 and no draws against the letter of credit during the three and nine months ended September 30, 2024.
On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of September 30, 2025 we had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone. See Note 8, Commitments and Contingencies, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Our current shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, expires on November 17, 2025; however, we intend to file a replacement shelf registration statement on Form S-3.
On March 31, 2025, we entered into an at-the-market sales agreement with Baird, pursuant to which we sold 616,264 shares for total proceeds, net of commission fees, of $0.7 million. On July 11, 2025, we terminated our continuous offering under the prospectus supplement dated March 31, 2025 related to the at-the-market offering and on November 10, 2025, we terminated the sales agreement.
On July 9, 2025, we entered into the SEPA with the Investor, pursuant to which the Investor purchased shares of our common stock in increments up to an aggregate gross sales price of up to $25.0 million. The shares were sold at the Company’s option pursuant to the SEPA at 97% of the Market Price (as defined in the SEPA). During the three months ended September 30, 2025, we sold 2,244,940 shares under the SEPA for total proceeds of $3.6 million. As of October 21, 2025, we completed the offering under the SEPA, having sold an aggregate of 6,458,634 shares under the SEPA for total proceeds of $25 million.
On October 14, 2025, we entered into an unsecured promissory note with the Investor in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note accrues interest at a rate of 3% per annum, amortizes through maturity and matures on October 14, 2026. As of the date of this report, the Company has repaid $15.0 million of the principal amount of the Promissory Note.
The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(36,430)	$(51,743)
Net cash provided by investing activities	17,337	43,886
Net cash provided by financing activities	8,861	49
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of inventory purchases and cost of revenue, costs related to research and development, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $36.4 million for the nine months ended September 30, 2025, which is comprised of net loss of $39.5 million partially offset by depreciation and amortization expense of $4.6 million, stock-based compensation of $3.9 million, and non-cash lease expense of $1.1 million. Net changes in operating assets and liabilities used $6.0 million of cash driven by decreases in accrued and other current liabilities, deferred revenue, operating lease liabilities, and accrued product warranties, partially offset by an increase in prepaid expenses and other assets and inventory.

Net cash used in operating activities was $51.7 million for the nine months ended September 30, 2024, which is comprised of net loss of $62.7 million, and noncash interest income of $2.1 million, partially offset by stock-based compensation of $8.5 million and depreciation and amortization expense of $3.3 million. Net changes in operating assets and liabilities provided $0.4 million of cash driven by cash collections on accounts receivable, an increase in accounts payable, and an increase in accrued product warranties, partially offset by decreases in inventory, accrued and other current liabilities, deferred revenue, operating lease liabilities, and an increase in prepaid and other current assets.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $17.3 million for the nine months ended September 30, 2025, which relates to maturities of short-term investments partially offset by purchases of property and equipment.
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
Net cash provided by financing activities was $8.9 million for the nine months ended September 30, 2025, which consisted of proceeds from the issuances of common stock under the SEPA and an at-the-market offering, proceeds from financing arrangements and proceeds from our ESPP, offset by repurchases of shares from employees for income tax withholding purposes.
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
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of September 30, 2025 consist of lease commitments and two standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement and in support of our customs and duties due on imported materials and are secured by a total of $0.7 million pledged as collateral. Financial obligations under the Credit Agreement will be secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were draws of $0.1 million made against the letters of credit during the three and nine months ended September 30, 2025 and no draws against the letters of credit during the three and nine months ended September 30, 2024. Additionally, we are committed to noncancellable purchase commitments of $0.2 million as of September 30, 2025 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2025, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of September 30, 2025, we had limited Energy Warehouse and Energy Center products fully deployed. Production and productized versions of our Energy Base product and core component technology are still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
•We may be unable to obtain financing needed to build out our current and future manufacturing facilities.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the nine months ended September 30, 2025 and September 30, 2024, we had $39.5 million and $62.7 million in net losses, respectively, and as of September 30, 2025 we had $821.8 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
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
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $3.5 million at September 30, 2025. Given our recurring history of losses and an insufficient amount of cash available to fund our ongoing operations for the next year, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we and our suppliers operate, could have a material adverse effect on our business, financial condition and results of operations. The worldwide COVID-19 pandemic resulted in, and any future pandemic or adverse public health development may again result in, disruptions to or restrictions on our workforce and facilities or those of our customers, suppliers, or other vendors in our supply chain.
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
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our Energy Warehouse and Energy Center products are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. We have experienced and may in the future face attempts by others to gain unauthorized access through the internet or otherwise or to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
•gain access to our network or products or networks of our customers;
•steal proprietary information related to our business, products, employees, and customers; or
•interrupt our systems or those of our customers.
We have encountered and in the future may again encounter attempts at gaining unauthorized access to our network and we routinely run security checks. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.
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
The availability and effectiveness of our energy storage products and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, as well as systems used by third parties on which we rely, will be vulnerable to damage or interruption caused by power outages, climate change and natural disasters, and other factors beyond our control or which we do not presently anticipate, including technical defects or errors. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We have experienced and in the future expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate storing and otherwise processing confidential business information of ourselves and third parties, as well as personal information and other data. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other sensitive data, such as data that is subject to export control regulations and controlled unclassified information that is subject to other federal regulations. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or to data that is processed or maintained in our business.
We use outsourced service providers to help provide certain services. For example, we utilize email and collaboration tools, and other third-party services and service providers that store or otherwise process information, including personal information and confidential business information, on our behalf. Any such outsourced service providers face similar security and system disruption risks as us. We are at risk for interruptions, outages and breaches of our and our outsourced vendors’ and service providers’ operational systems and security systems, our products’ and services’ integrated software and technology, and customer data that we or our third-party service providers process. These may be caused by, among other causes, physical theft, viruses or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. While we take steps to review security protections of services provided to us, there can be no guarantee that a failure or breach of such systems will not occur or be perceived to occur. If such failures were to occur, we may not be able to sufficiently recover to avoid the loss of data or any adverse impact on our operations that are dependent on such IT systems. This could result in lost sales as we may not be able to meet the demands for our product, and other harm to our business and results of operations. Further, some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Security breaches or incidents or other damage to or disruptions to any data centers or other systems used in our business have in the past resulted in interruptions and could in the future result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, security breaches or incidents could lead to unauthorized acquisition or unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or unauthorized access, use, disclosure, modification or destruction of information or defective products. Our IT systems also help us produce financial information. We have not, as of the date of this report, experienced a cybersecurity incident or cybersecurity risk that we have determined has had a material adverse effect on our business. However, any disruption, security breach, or other incident could impact our ability to produce timely and accurate financial information needed for compliance, audit, and reporting purposes. If any such security breaches or incidents were to continue, our ability to communicate both internally and with third parties and other aspects of our operations may be negatively impacted. For example, on November 1, 2025, we became aware of a cybersecurity incident involving unauthorized access which resulted in the non-availability of certain systems and a limited volume of data. We promptly activated our incident response protocols, initiated an investigation, and retained external cybersecurity experts to assist in our response. The investigation and remediation remain ongoing as of the date of this report and we are continuing to assess the nature and scope of the unauthorized access as well as the impact of the incident, which has disrupted certain operations and diverted the efforts of our personnel. We maintain insurance, but there is no guarantee our insurance will be sufficient, and the investigation and remediation, and any legal compliance or other associated requirements, could require us to incur significant expenses. It is also possible that the incident will have additional impacts or more extensive impacts which are not currently known, and that our remediation efforts will not mitigate all impacts associated with the incident. We have not, as of the date of this report, identified any material impact on the operations or results of the Company. However, in light of the ongoing investigation we have not conclusively determined whether the incident is reasonably likely to have any material impact.
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
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain electronic materials and components of our products. This includes the 7.5% - 100% Section 301 tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018, the additional 10% - 20% fentanyl-related tariff on most Chinese-origin goods as implemented by the U.S. government beginning in February 2025 and amended in March 2025, and the 10% - 125% reciprocal tariff implemented by the U.S. government beginning in April 2025. Further, the United States has implemented reciprocal tariffs on most other U.S. trading partners (10% since April 2025, with higher country-specific amounts for some trading partners since August 7, 2025); additional global sector-specific Section 232 tariffs on various items, including certain steel and aluminum products (currently 50%), automobiles and automotive components (currently 25%), and copper products (currently 50%). The U.S. government has announced intentions to place additional future tariffs on various pharmaceutical, semiconductor, and consumer electronic products. In addition, fentanyl-related tariffs of 25% on various imports from Canada and Mexico announced in February 2025, were partially implemented with respect to non-USMCA-qualifying goods since March 2025, rose to 35% for Canada as of August 1, 2025, and may rise to 30% for Mexico if or when a current 90-day pause expires. It is unclear whether or how U.S. tariff policy might change in the future or how other countries may retaliate or respond to changing U.S. tariff policies.
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
While our engineering team has worked closely with the CSA Group, Intertek, UL and Technischer Überwachungsverein certification agencies to obtain certifications of our flow battery products under all applicable safety standards, there is no guarantee that such certifications will continue to be obtained or that our batteries will be certificate compliant. From our prior certifications, we have expanded our flow battery product certification to the European Conformity marking in the European Union and intend to expand to other international standards such as the International Electrotechnical Commission (“IEC”). Failure to comply with IEC standards may impact our revenues, as compliance is required by some of our customers.
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
Operation of our manufacturing facilities requires land use and environmental permits and other operating permits from federal, state and local government entities. New permits may be required to carry out and perform our current plans and operations at our existing facility, including with respect to manufacturing, treatment, and storage of our electrolyte, and we may require additional environmental, wastewater and land use permits for the commercial operation of any future manufacturing facilities. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate our manufacturing facilities could adversely affect our ability to execute on our business plans and objectives.
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
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the nine months ended September 30, 2025, we have incurred net losses of $39.5 million and used $36.4 million of cash in operating activities. As of September 30, 2025, we had unrestricted cash and cash equivalents of $3.5 million and short-term investments of $0.0 million, or total liquid assets of $3.5 million.
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
We may issue additional shares of our common stock or other equity securities in the future including pursuant to an ATM offering and in connection with, among other things, future acquisitions or grants under the 2021 Plan and the ESPP without stockholder approval in a number of circumstances. Sales of our common stock in an ATM offering will also depend upon market conditions and other factors, including our liquidity needs, our trading volume and the share price of our common stock during the applicable pricing period for each sale.
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
On October 14, 2025, we issued the Promissory Note to the Investor, which contains customary events of default (see Note 20, Subsequent Events — Yorkville Promissory Note to our financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to an ATM offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In particular, because the purchase price per share to be paid by the investors for shares of common stock that we may elect to sell in an ATM offering would fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, the number of shares of common stock that we would sell in such an offering, the purchase price per share or the net proceeds that we would receive from those purchases in such an offering. At a lower purchase price per share or if our need for additional liquidity is greater or occurs sooner than expected, we may also sell a correspondingly larger number of shares in an ATM offering. Further, the resale by the Investor of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.
Our current shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $300 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, expires on November 17, 2025; however, we intend to file a replacement shelf registration statement on Form S-3. We have also filed, or may be required to file, registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.
Any issuance of securities under the shelf registration statement may cause stockholders to experience significant dilution of their ownership interests and any sales of securities by us or our stockholders under the registration statements could have a material adverse effect on the market price for our common stock. For example, we sold an aggregate of 6,458,634 shares of common stock at a weighted average sales price of $3.87 per share under the SEPA and we issued an additional 157,768 shares of common stock as a commitment fee, each of which were dilutive to our shareholders. Sales of our common stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of September 30, 2025, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement, the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock, the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock, and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of our common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued. On July 10, 2025, we also issued the Bridge Financing Warrants exercisable for an aggregate number of up to 129,312 shares of common stock at an exercise price of $3.48 per share and on October 14, 2025, we issued to the Investor the Promissory Note Warrant exercisable for an aggregate number of up to 1,052,104 shares of common stock at an exercise price of $9.98 per share.
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 11, Common Stock Warrants, to our condensed financial statements in this Quarterly Report on Form 10-Q.
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
If either (1) we fail to comply with the plan or do not meet the NYSE’s Minimum Market Capitalization Standard at the end of the Cure Period, or (2) we are determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.
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
•a decreased ability or even an inability to issue additional securities or obtain additional financing in the future, including pursuant to an ATM offering; and
•an impairment of our ability to provide equity incentives to our employees.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Termination of Baird ATM Sales Agreement
As previously disclosed, on March 31, 2025, we entered into an at-the-market sales agreement with Baird, pursuant to which we sold 616,264 shares for total proceeds, net of commission fees, of $0.7 million. On July 11, 2025, we terminated our continuous offering under the prospectus supplement dated March 31, 2025 related to the at-the-market offering and on November 10, 2025, we delivered written notice to Baird that we were terminating the at-the-market sales agreement effective immediately. There were no termination penalties incurred by us in connection with the termination of the agreement.
Amendment of Yorkville Promissory Note
As previously disclosed, on October 14, 2025, the Company entered into an unsecured promissory note with the Investor in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. On November 12, 2025, the Company and the Investor entered into an amendment to the Promissory Note, amending the repayment schedule of the Promissory Note such that monthly payments will now begin on December 15, 2025. The Promissory Note accrues interest at a rate of 3% per annum, amortizes through maturity and matures on October 14, 2026.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1#	Certification of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2#	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
3.3#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.4#	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
4.1#	Warrant Agreement, dated September 15, 2020, by and between the Company and Continental Stock	S-4	333-257232	4.1	June 21, 2021
4.2#	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3#	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4#	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5#	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6#	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7#	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
4.8#	Form of Warrant to Purchase Common Stock dated July 10, 2025	10-Q	001-39525	4.8	August 14, 2025

4.9#	Warrant to Purchase Common Stock, dated October 14, 2025	8-K	001-39525	4.1	October 14, 2025
10.1#	Standby Equity Purchase Agreement, dated July 9, 2025, by and between the Company and YA II PN, LTD.	8-K	001-39525	10.1	July 11, 2025
10.2†#	Sale and Leaseback Agreement, dated July 10, 2025, by and between the Company and UOP LLC	10-Q	001-39525	10.2	August 14, 2025
10.3§#	Kate Suhadolnik Offer Letter, dated August 16, 2021	10-Q	001-39525	10.3	August 14, 2025
10.4§	Employment Agreement by and between the Company and Jigish Trivedi, dated August 12, 2025					X
10.5†#	Promissory Note, dated October 14, 2025	8-K	001-39525	10.1	October 14, 2025
10.6†	Amendment No. 1 to Promissory Note, dated November 12, 2025					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
#	Previously filed.
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

November 13, 2025
ESS TECH, INC.
(Registrant)

	By:	/s/ Kelly F. Goodman
Name: Kelly F. Goodman
Title: Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kate Suhadolnik
Name: Kate Suhadolnik
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)