Form 10-K
period 2025-12-31
ESS Tech, Inc.
filed 2026-03-05
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $13.6 million based on the closing sales price of our common stock on the New York Stock Exchange on June 30, 2025 of $1.33. Shares of the registrant’s common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 27, 2026, 27,173,757 shares of common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to increase efficiency and scale, including in a cost-effective manner;
•our expectations regarding our cost advantages compared to lithium-ion alternatives;
•the potential of our products and technology, including the benefits of such products and technology;
•developments and projections relating to our competitors and industry;
•the impact of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, tensions in the Middle East, U.S. interventions in Venezuela, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, instability in the financial markets, fluctuating inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
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
•our relationships with third parties, including our customers, contractors, insurance providers and suppliers;
•issues related to the shipment, installation, and operation of our products;
•issues related to contract execution, including customer site readiness and acceptance of our products;
•our ability to enter into commercial or strategic partnerships or transactions and recognize benefits therefrom;
•the outcome of any known and unknown litigation and regulatory proceedings;
•issues related to government tax laws, tax credits, subsidies, economic incentives, and regulatory changes;
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
Business Combination
ESS Tech, Inc. (“Legacy ESS”) was founded in 2011 and became a publicly traded company through a business combination with a special purpose acquisition company named ACON S2 Acquisition Corp. (“STWO”) which changed its name to ESS Tech, Inc. upon closing (the “Business Combination”). As a result of the Business Combination, Legacy ESS survived and became a wholly owned subsidiary of ESS Tech, Inc. On March 31, 2024, Legacy ESS merged with ESS Tech, Inc. leaving ESS Tech, Inc. as the successor legal entity.
Business Overview
ESS is a long-duration energy storage company specializing in iron flow battery technology. We design and produce long-duration batteries predominantly using earth-abundant materials that we believe can be cycled over 20,000 times without capacity fade based on lab-scale results. Because our batteries are designed to operate using an electrolyte of primarily salt, iron and water, our products are environmentally sustainable and substantially recyclable or reusable. Our batteries provide flexibility to grid operators and energy assurance for commercial and industrial customers. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. We design and build this core technology, including battery stacks, electrolyte and electrolyte health management solutions into a core power train that is then sold in our current product focus: the gigawatt-hour scale, fully configurable Energy Base and core power trains that can be assembled at the customer site into complete storage solutions. Our original product offering included the Energy Warehouse and Energy Center, which we are not currently offering for sale. With each battery deployed, we further our mission to accelerate the transition to a zero-carbon energy future with increased grid reliability.
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
Our founders, Craig Evans and Dr. Julia Song, began advancing this technology in 2011 and formed Legacy ESS. Building upon this promising concept, our team has significantly enhanced the technology, improved round-trip efficiency and developed an innovative and patented solution to the hydroxide build-up problem. Our proprietary solution to eliminate the hydroxide formation is known as the Proton Pump, which works by utilizing hydrogen generated by side reactions on the negative electrode. The Proton Pump converts the hydrogen back into protons in the positive electrolyte. This process eliminates the hydroxide and stabilizes the electrolytes’ pH level. The Proton Pump allows the electrolyte to be used for the 20,000 cycle-design without capacity fade.
Our iron flow batteries store energy by converting electrical energy into chemical energy. Each battery module is made up of one or more cells and each of these cells is made up of a negative electrode and a positive electrode, and these two electrodes are separated by a porous separator. On the positive side (positive electrode) of the battery during charge, ferrous iron (Fe+2) is oxidized into ferric iron (Fe+3) and on the negative side (negative electrode) of the battery, ferrous iron is reduced to iron metal. The porous separator is used to minimize the positive and the negative electrolyte from mixing, which helps improve the coulombic efficiency of the battery. The positive and negative electrolytes are stored separately in tanks outside of the battery and this electrolyte is constantly pumped in and out of the battery while in operation. To convert the chemical energy back to electrical energy, the reaction is reversed; on the positive side of the battery, ferric iron is reduced to ferrous iron and on the negative side, metallic iron is oxidized into ferrous iron. During these charge and discharge cycles, the pH of the positive and negative electrolyte can change dramatically. The Proton Pump ensures that the electrolyte pH remains stable and clear of any hydroxides.
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
Using our iron flow battery technology, we have developed products to provide reliable, safe, long-duration energy storage solutions. Our third and current offering, the gigawatt-hour Energy Base storage product, is designed with a fully configurable layout that integrates with any site location and that allows the power (the rate of electricity flow) to be decoupled from the capacity (the total amount of energy held). This, combined with an expectation of 20,000 cycles and rapid response time, means that the performance of each Energy Base can be tailored to meet individual customer needs. As a result, users have the flexibility to use the battery for various use cases simultaneously on a project. We continue to perform warranty and maintenance activities for our first and second product generations, the Energy Warehouse and Energy Center, that remain under contract in the field.
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
Customers
Our current and potential customers include utilities, Independent Power Providers (“IPPs”) and Commercial and Industrial (“C&I”) end users. We intend to serve customers in both ‘behind-the-meter’ and ‘front-of-the-meter’ markets. In behind-the-meter applications, customers will use our energy storage products to reduce energy costs, integrate with renewable energy solutions to achieve corporate sustainability goals, and to enhance their energy resiliency. Behind-the-meter customers may include data centers, microgrids, critical infrastructure assets and commercial and industrial customers.
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
Suppliers
Our batteries are made predominantly of earth-abundant, environmentally sustainable materials. These materials are considerably less expensive than rare earth metals that make up other batteries and as a result make up a low percentage of the total costs for our batteries. Because these materials are widely available, there are multiple suppliers for each input. In addition, we use limited high-cost materials such as platinum in our manufacturing. While supply chain disruptions have in the past impacted the ability of some of our suppliers to deliver certain components of our batteries to us in a timely manner as described in the section entitled “Part I—Item 1A. Risk Factors—Risks Related to Our Technology, Products and Manufacturing—We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products,” the mechanical elements and control systems of our batteries are comprised of commercially available equipment that can be supplied by multiple manufacturers.
Partnerships
We have various partnerships, including:
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
Research & Development
Since January 1, 2019, we have invested approximately $184.7 million in improving our technology and bringing our energy storage products to market. Our research and development efforts are conducted in Oregon and supported by our approximately 21 research and development employees.
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
Intellectual Property
Intellectual property is an integral differentiator for our business, and we rely upon a combination of patents, copyrights and trade secrets to protect our proprietary technology. We believe that we have enforceable intellectual property protection over all critical design elements as well as the key enabling technologies for iron flow batteries. We have developed a significant patent portfolio. We have over 315 patents that are granted, applied for or in the pipeline for application, and an undisclosed number of trade secrets. Without taking into account any possible patent term adjustments or extensions, the earliest our current, issued patents will begin to expire in 2028. We continually review our efforts to assess the existence and patentability of new proprietary technology. We intend to leverage our iron flow expertise to drive innovation and are pursuing additional technological advancements.
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
With the rising demand for clean electric power solutions with lower greenhouse gas emissions, there has been a transition to renewable energy sources and increasing penetration of distributed energy infrastructure. The proliferation of intermittent generating resources has created new challenges to electric grid stability, and thus an opportunity for an increased role for long-duration energy storage solutions. In recent years, there have been, and in the future there may continue to be, more unpredictable weather events including extreme temperatures, hurricanes and wildfires. Our technology can operate efficiently and effectively in these extreme weather conditions. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, lithium iron phosphate batteries, sodium-ion batteries including those developed by Contemporary Amperex Technology Co., Limited, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. Key competitors in the traditional lithium-ion space include Contemporary Amperex Technology Co. Limited, LG Chem, Ltd., Samsung Electronics Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors in the non-lithium-ion space include EnerVenue, Inc., Invinity Energy Systems, CellCube, CMBlu Energy AG, Energy Dome, Energy Vault, Enerox GmbH, Eos Energy Enterprises, Inc., Form Energy, Highview Power PTY Ltd., Hydrostor, Lockheed Martin (GridStar Flow), and Malta Inc.. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Although we may be small compared to some of our competitors, we believe we are well-positioned to compete with them in the market supported by our innovative iron flow battery technology, strategic partnerships and premier leadership team with a proven track record of success.
New technologies may enter the market that may have additional or superior advantages to our offerings. We believe there remains significant government support available for energy storage technologies, and a variety of newer and emerging companies have announced plans to develop energy storage products using a variety of technologies, including compressed air, thermal energy, and solid-state batteries among others. Although many of these companies are not in commercial production today, they may in the future offer solutions that become competitive with our offerings. We intend to continuously improve our product offerings and maintain robust research and development efforts in order to stay ahead of existing and emerging competitors.
Government Regulations and Compliance
We operate in the heavily regulated energy sector. Our operations are subject to a variety of federal, state and local regulations governing manufacturing, project development, transportation, environmental, grid interconnection, and market participation matters. As such, there are a variety of federal, state and local regulations and agencies that impact our operations. As a participant in the renewable energy sector specifically, there are federal and state regulations, tax incentives and support mechanisms that impact our business. In addition, renewable energy and energy storage is a priority for many national, state and local governments.
On the U.S. federal level, tax credits remain in place that incentivize both the manufacturing and deployment of renewable energy and battery storage. The Inflation Reduction Act of 2022 established advanced manufacturing production credits and investment tax credits for energy storage. The One Big Beautiful Bill Act (H.R. 1) (the “OBBB”), enacted in July 2025, preserved these tax credits but introduced complexity by requiring compliance with certain “foreign entity of concern” (FEOC) rules. Beginning in 2026, energy storage technology will need to comply with these rules, which generally restrict entities linked to adversarial nations, particularly China, from accessing the benefits of U.S. tax credits including by placing limitations on the eligibility of equipment procured from such entities for such credits. As a manufacturer of energy storage systems, we may be eligible for advanced manufacturing production credits to produce eligible battery components. For project deployments, battery energy storage systems are eligible for investment tax credits. These credits are available for standalone storage systems regardless of whether they are charged by renewable energy sources, allowing project developers to monetize and sell the tax credits they receive from the creation of their projects. Additionally, battery storage projects are eligible for accelerated depreciation via the federal government’s Modified Accelerated Cost Recovery System. These policies provide tax and financing advantages for battery storage projects, lower the capital requirements for renewable energy projects to be developed and open a new source of funding for these projects, although the complexity introduced by the FEOC rules, in particular as the industry is still awaiting guidance, may counteract these benefits and limit our and our customers’ ability to take advantage of such incentives.
State incentives have also driven growth in the deployment of renewable energy and energy storage. States with high Renewable Portfolio Standards (“RPS”), such as California, have seen greater deployment of renewables than states with similar renewable resources that lack such requirements. Other states, such as Texas, have seen significant renewable deployment driven by favorable market conditions. In both types of markets, the deployment of intermittent renewables is straining the electric grid and thus driving demand for energy storage.
We have made sales in Australia, where government incentive programs support renewable energy and energy storage deployment. The Australian federal government and several state governments have established renewable energy targets and energy storage procurement goals that may drive future demand for our products.
All of these governmental programs supporting demand for our products depend on continued legislative support and favorable regulatory implementation. Changes in policy guidance or budget priorities could reduce or eliminate these benefits, including through repeal of modification of tax credits, weakening of state renewable energy mandates, or reduction in grid modernization funding. Any such changes would adversely affect demand for our products and our financial position. Additionally, new or modified regulations could impose compliance costs or affect our operations, which could materially harm our business.
In addition to benefiting from governmental laws and regulations supporting energy storage, we are subject to federal, state and local requirements related to the environment, transportation, health, safety and employment. Our manufacturing operations are subject to environmental regulations, and our products are subject to regulations addressing safety and reliability. We are also subject to state utility commission requirements, grid interconnection timelines, as well as other permitting processes for project development. Our Oregon manufacturing facility is subject to the requirements of the Occupational Safety and Health Act, local wage regulations and rigorous health and safety regulations in the State of Oregon.
Human Capital Management
We pride ourselves on our clean, innovative technology and our employees are dedicated to our strategic mission to deliver reliable, resilient and safe renewable energy storage solutions to communities worldwide. As of December 31, 2025, we employed 62 full-time employees, based primarily at our headquarters in Wilsonville, Oregon.
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
Executive management assists our board of directors (the “Board”) in its oversight of human capital management including with respect to corporate culture, diversity and inclusion, recruiting, retention, attrition, talent management, career development and progression, succession and employee relations.
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and have faced and may yet face significant challenges in completing the development of our various energy storage products and in producing our energy storage products in commercial volumes. Some of the challenges that could prevent the successful scaling of our iron flow battery products include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle-life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
As of December 31, 2025, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of December 31, 2025, we had limited Energy Warehouse and Energy Center products fully deployed. Production and productized versions of our Energy Base product and core component technology are still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), chemicals, and electronic components. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injection molded parts and power electronics which undergo a qualification process that can take months.
The cost of components for our iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if we again experience high rates of inflation. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, and vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, and circuit board components. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce and deliver our products and to recognize additional revenue (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue”).
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
In addition, the tariffs put in place by the United States, Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, tensions in the Middle East, and U.S. interventions in Venezuela have led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions that could negatively impact our operations and our supply chain. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests and continue to impose additional sanctions and controls. While the Company has not experienced any significant impacts from these disruptions to date, future impacts are unknown and they could adversely affect our business, supply chain, partners or customers.
In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2024 and 2025, we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. We believe some or all of these negative trends may continue into 2026.
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
We continually evaluate and qualify new suppliers. However, there are a limited number of suppliers for some of the key components of our products and we have, to date, fully qualified only a very limited number of such suppliers. Therefore, we have limited flexibility in changing suppliers. In addition, we have had issues with inconsistent quality and supply of certain key power module components. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or, if required, secure new long-term supply relationships on terms that will allow us to achieve our objectives. A supplier’s failure to develop and supply components in a timely manner, to supply components that meet our quality, quantity, cost requirements or our technical specifications, to support our warranty claims, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture and commercialize our energy storage products. Low volume requirements from third-party suppliers in the near term could strain vendor relationships or result in less favorable pricing and thus increased launch costs. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business, financial condition and results of operations.
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
In order to achieve our business plan and reach profitability, we must continue to increase the number of units sold and reduce the manufacturing and development costs for our products. Currently, production costs for our units significantly exceed their selling price. Additionally, certain of our existing customer contracts were entered into based on projections regarding cost reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, has been increasing and could continue to increase in the future, offsetting any successes in reducing our manufacturing costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new markets (especially markets in which the price of electricity from the grid is lower), we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
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
Our ability to successfully implement our overall business strategy relies on our ability to reduce development and manufacturing costs in the future and thereby lower our selling price. Our cost reduction strategy is based on the assumption that increases in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design, reducing the cost of capital and technology improvements (including stack life and projected power output). Its successful implementation also depends on a number of factors, some of which are beyond our control, including the impact of inflation, tariffs and the timely delivery of key supplies at reasonable prices. For example, our current supply imbalance may result in additional costs that exceed our current expectations. There is no assurance that our cost reduction strategy will be successful and failure to achieve our cost reduction targets could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, expectations for future performance also reflect assumptions that are subject to change and do not reflect revised prospects for our business, changes in general business or economic conditions or any other transaction or event that has occurred or that may occur and that was not previously anticipated. Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue declined from $6.3 million for the year ended December 31, 2024 to $1.6 million for the year ended December 31, 2025. These fluctuations may occur on a quarterly and annual basis due to a number of factors, many of which are beyond our control. In addition, long-term expectations by their nature become less predictive with each successive year. There can be no assurance that our future financial condition or results of operations will be consistent with our expectations or with the expectations of investors or securities research analysts, which may cause the market price of our common stock to decline. If actual results differ materially from our expectations, we may be required to make adjustments in our business operations that may have a material adverse effect on our financial condition and results of operations.
We have a history of losses and have to deliver significant business growth to achieve sustained, long-term profitability and long-term commercial success.
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the years ended December 31, 2025 and December 31, 2024, we had $63.4 million and $86.2 million in net losses, respectively, and as of December 31, 2025, we had $845.8 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
We expect, based on our sales pipeline, to grow revenues over time. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for iron flow battery storage products, increased competition, or our inability to accelerate our pipeline development and fulfill orders to continue to capitalize on growth opportunities. If we are not able to generate and grow revenue and raise the capital necessary to support our operations, we may be unable to continue as a going concern.
There is substantial doubt about our ability to continue as a “going concern”.
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $22.0 million at December 31, 2025. Given our recurring history of losses and an insufficient amount of cash available to fund our ongoing operations for the next year, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability to continue as a going concern within at least 12 months after the issuance of such financial statements.
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
As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Many of our early customers purchased our products on a pilot basis and it is difficult to predict with certainty the size of the energy storage market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:
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
The energy storage markets continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and, in some cases, have substantially greater financial, marketing, personnel and other resources, to increase their market share. Our key competitors include different energy storage technologies such as lithium-ion batteries, lithium metal batteries, lithium iron phosphate batteries, sodium-ion batteries, vanadium or zinc bromine batteries, sodium sulfur batteries, compressed air, hydrogen, fuel cell and pumped-storage hydropower. Key competitors in the traditional lithium-ion space include Contemporary Amperex Technology Co. Limited, LG Chem, Ltd., Samsung Electronics Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors in the non-lithium-ion space include EnerVenue, Inc., Invinity Energy Systems, CellCube, CMBlu Energy AG, Energy Dome, Energy Vault, Enerox GmbH, Eos Energy Enterprises, Inc., Form Energy, Highview Power PTY Ltd., Hydrostor, Lockheed Martin (GridStar Flow), and Malta Inc. If our competitors continue to penetrate the energy storage market, our prospects for gaining market share will be diminished.
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
Further, we have in the past and may again in the future need to furlough or reduce in force a substantial number of our employees, which may yield unintended consequences, such as delays or a reduction in our ability to achieve our business objectives, making future retention and recruiting of qualified personnel more difficult, unexpected attrition, decline in employee productivity, negative impacts on internal controls over financial reporting, and reduced employee morale, which may cause our employees to seek alternative employment.
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
If we fail to maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of controls over financial reporting (see “Part II—Item 9A. Controls and Procedures”). When evaluating our internal control over financial reporting, we have previously, and may in the future identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to identify and remediate material weaknesses, which may be more challenging as the recent furlough included employees from our accounting department, it could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis or result in delayed filings of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Although we review and evaluate our internal control systems on a regular basis, we cannot provide any assurances that the measures that we have taken will be sufficient to prevent material weaknesses and control deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. If remediation measures are required, they may be time consuming, costly, and might place significant demands on our financial and operational resources.
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
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our products deployed in the field are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. We have experienced and may in the future face attempts by others to gain unauthorized access through the internet or otherwise or to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
•gain access to our network or products or networks of our customers;
•steal proprietary information related to our business, products, employees, and customers; or
•interrupt our systems or those of our customers.
We have encountered and in the future may again encounter attempts at gaining unauthorized access to our network. We routinely run security checks to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, including errors, omissions, or misconduct by employees or contractors, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.
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
The availability and effectiveness of our energy storage products and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, as well as systems used by third parties on which we rely, will be vulnerable to damage or interruption caused by power outages, climate change and natural disasters, interruptions or vulnerabilities related to the integration of artificial intelligence, and other factors beyond our control or which we do not presently anticipate, including technical defects or errors. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We have experienced and in the future expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate storing and otherwise processing confidential business information of ourselves and third parties, as well as personal information and other data. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other sensitive data, such as data that is subject to export control regulations and controlled unclassified information that is subject to other federal regulations. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or to data that is processed or maintained in our business.
We use outsourced service providers to help provide certain services. For example, we utilize email and collaboration tools and other third-party services and service providers that store or otherwise process information, including personal information and confidential business information, on our behalf. Any such outsourced service providers face similar security and system disruption risks as us. We are at risk for interruptions, outages and breaches of our and our outsourced vendors’ and service providers’ operational systems and security systems, our products’ and services’ integrated software and technology, and customer data that we or our third-party service providers process. These may be caused by, among other causes, physical theft, viruses or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. While we take steps to review security protections of services provided to us, there can be no guarantee that a failure or breach of such systems will not occur or be perceived to occur. If such failures were to occur, we may not be able to sufficiently recover to avoid the loss of data or any adverse impact on our operations that are dependent on such IT systems. This could result in lost sales as we may not be able to meet the demands for our product, and other harm to our business and results of operations. Further, some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Security breaches or incidents or other damage to or disruptions to any data centers or other systems used in our business have in the past resulted in interruptions and could in the future result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, security breaches or other cybersecurity incidents could lead to unauthorized acquisition or unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or unauthorized access, use, disclosure, modification or destruction of information or defective products. Our IT systems also help us produce financial information. We have not, as of the date of this report, experienced a cybersecurity incident or cybersecurity risk that we have determined has had a material adverse effect on our business. However, any disruption, security breach, or other incident could impact our ability to produce timely and accurate financial information needed for compliance, audit, and reporting purposes. If any such security breaches or incidents were to continue, our ability to communicate both internally and with third parties and other aspects of our operations may be negatively impacted. For example, on November 1, 2025, we became aware of a cybersecurity incident involving unauthorized access which resulted in the non-availability of certain systems and a limited volume of data. We promptly activated our cybersecurity incident response protocols, initiated an investigation, and retained external cybersecurity experts to assist in our response. As of the date of this report, we have completed the investigation and remediation and identified no material impacts on the operations or results of the Company.
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
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics and other calamities. We cannot assure you that any backup systems will be adequate to protect our facilities or operations from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any health epidemics, outbreaks of contagious diseases and other adverse public health developments in countries where we and our suppliers operate could have a material adverse effect on our business, financial condition and results of operations. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
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
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including current and recent tariffs applicable to certain electronic materials and components of our products. These tariffs include Section 301 tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018, the additional fentanyl-related tariff on most Chinese-origin goods as implemented by the U.S. government between February 2025 and February 2026, and the reciprocal tariffs implemented by the U.S. government between April 2025 and February 2026. Further, the United States has implemented additional global sector-specific Section 232 tariffs on various items, including certain steel and aluminum products, automobiles and automotive components, and copper products. The U.S. government has announced intentions to place additional future tariffs on various pharmaceutical, semiconductor, and consumer electronic products. In addition, fentanyl-related tariffs on various imports from Canada and Mexico were implemented with respect to non-USMCA-qualifying goods between March 2025 and February 2026. After the Supreme Court held that the fentanyl-related and reciprocal tariffs implemented under the International Emergency Economic Powers Act were ultra vires, the United States ceased collection of these tariffs and implemented a global, 10 percent tariff on many of the same items under authorities provided in Section 122 of the Trade Act of 1974. It is unclear whether or how the U.S. government will issue refunds for previous payments made in connection with the fentanyl-related and reciprocal tariffs and whether or how U.S. tariff policy might change in the future or how other countries may retaliate or respond to changing U.S. tariff policies. For example, additional tariffs may be forthcoming under Section 232, Section 301, Section 122, Section 338, and/or other legal authorities.
Current and recent tariffs and the possibility of additional tariffs in the future have created uncertainty, particularly if we are not able to second source parts from alternative vendors. There can be no guarantee that these developments will not negatively impact the price of the positive electrode used in our products. Additionally, existing, future, or potential tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.
We are in the process of qualifying alternative sources but anticipate it will take time before alternate sources are qualified for every component. Depending on the outcome of the tariffs that the Trump administration has implemented, previously implemented, and may eventually implement on additional products and/or countries, our ability to secure alternative sources of components may be further limited in the future. In addition, such sources may charge a higher cost than our current suppliers, which would negatively impact our results of operations. There is no guarantee that we will be able to identify alternate suppliers that meet our quality, volume and price requirements. Failure to meet these requirements could result in supply disruptions and increased costs. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to react to such actions quickly, cheaply or effectively, which could result in supply shortages and increased costs.
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
SBE, Honeywell, and any other business partners in the future, may have economic, business or legal interests or goals that are inconsistent with our interests or goals. Any disagreements with our current or other future business partners may impede our ability to maximize the benefits of these partnerships and slow the commercialization of our iron flow batteries. Future commercial or strategic counterparties may require us, among other things, to pay certain costs or to make certain capital investments or to seek their consent to take certain actions. In addition, if our business partners are unable or unwilling to meet sourcing, development, or other obligations under our partnership arrangements, we may be required to fulfill those obligations alone. These factors could result in a material adverse effect on our business and financial results.

The execution of our strategy to expand into new markets through strategic partnerships, joint ventures and licensing arrangements is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects.
We may enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). We delivered Energy Warehouse systems to ESI from 2022 through early 2025 to fulfill their orders. We agreed to move forward separately from our 2022 agreement in late 2025 and recognize the opportunity to work together again in the future, although ESI is under no obligation to place additional orders with us. We made the first delivery of our systems to SMUD during the second quarter of 2023, but the task authorization supporting the Energy Warehouse pilot and the next phase order of our Energy Center expired on December 31, 2024, and while we are in discussions for future task authorizations, SMUD is under no obligation to continue the task authorization or place additional orders with us.
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

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. Site inspections, new legislation, or new regulations may trigger new facility requirements, process controls, reporting requirements, or material changes to our operations, resulting in significant increases to the cost of production.
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
Our products and services are, or may in the future be, subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”) and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”) and to similar laws and regulations in all other jurisdictions in which we operate. As such, a license may be required to export, re-export or transfer our products and services to certain countries or end-users or for certain end-uses. If we were to fail to comply with such export control laws and regulations or trade and economic sanctions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export and/or import privileges. Compliance with the EAR, OFAC sanctions, and other applicable regulatory requirements regarding the import and export of our products or the performance of services, may create delays in the introduction of our products and services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these products and services throughout their global systems or, in some cases, prevent the export of the products and services to some countries or users altogether. We may enter into agreements with customers and counterparties located in countries subject to list-based OFAC sanctions.
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
Moreover, we may be adversely affected by government shutdowns. The U.S. government has experienced budgetary shutdowns in the past and may again in the future. In the event of a prolonged government shutdown, or if regulatory agencies experience restrictions on entering into contracts with third parties, there could be a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), which extended the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”) and made significant changes to the tax credit regime that applies to solar and energy storage projects. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033, and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to recently enacted legislation discussed below, we believe the IRA will increase demand for our products and services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. To date, guidance has been released by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department (“Treasury”) to implement many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, however there continues to be uncertainty with respect to certain aspects of the IRA, which could cause our customers to delay projects pending further guidance and legislative changes and which could reduce demand for our technology and harm our business. For example, the IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA, which introduced uncertainties that have yet to be fully resolved. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. And in January 2025, the IRS issued Notice 2025-08, which provided an updated safe harbor method for calculating domestic content percentages. Notice 2024-41, Notice 2025-08 and the elective safe harbor described therein clarified some pre-existing uncertainty in the industry from Notice 2023-38, but they also introduced further uncertainties on some issues. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for tax credits and possibly wait for further clarity. If we are unable to provide battery storage products that meet the domestic content requirements while our competitors are able to do so, we might experience a decline in sales of our products, which could adversely impact our results of operations and harm our business. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium-ion batteries to compete with us through added volume of cells at lower cost.
In addition to the foregoing, on July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027, and the ITC under Section 48(a) has fully terminated for solar projects that did not begin construction by December 21, 2024. However, the sunset dates for ITCs for energy storage projects remain largely unchanged from the IRA. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. Such foreign entity restrictions will apply not only to our customers but also to our energy storage technology manufacturing business for purposes of qualifying for the ITCs, PTCs, and Section 45X PTCS, but our domestic manufacturing and supply chain structure generally should benefit from the addition of these FEOC limitations, subject to our review of recently issued and future FEOC guidance. In addition to the foregoing legislative changes, on July 7, 2025, the President of the United States issued an Executive Order which directed the Secretary of the Treasury, within 45 days of the enactment of the OBBB, to enforce termination of the ITC for solar by issuing new and/or revised guidance related to established beginning of construction rules. In response to such Executive Order, the IRS issued Notice 2025-42 on August 15, 2025 that limits the methods that developers can use to determine whether they have begun construction for solar projects, in particular, removing a prior 5% safe harbor for beginning of construction (except for low-output solar facilities), Although Notice 2025-42 by its terms does not address energy storage technology and thus would not exclude it from such limitations, we cannot predict with certainty how it will impact our customers or our business going forward.
Furthermore, the OBBB imposed new eligibility qualifications for purposes of the Section 45X PTC for integrated components sold after December 31, 2026 to the effect that any primary component integrated into a secondary component must be produced within the same manufacturing facility, at least 65 percent of the total direct material costs of the secondary component must be attributable to primary components which are domestically mined, produced or manufactured, and the secondary component must be sold to a third party. The OBBB also modified the definition of a battery module to require that it include all essential functional equipment, such as current collector assemblies and voltage sense harnesses. The Company’s domestic manufacturing and supply chain structure generally should benefit from the foregoing revisions set forth in the OBBB, as enacted, subject to our review of recently issued and future FEOC guidance.
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
Also, the IRA introduced a new non-deductible excise tax of 1% on certain net share repurchases by corporations. This 1% excise tax will generally apply to any repurchase of stock we undertake, net of shares issued by us in the same taxable year, which may increase the costs to us of any share repurchases.
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

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $334.7 million and $341.9 million, respectively. U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable years beginning after December 31, 2017 do not expire, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of our current year taxable income. Our remaining U.S. federal NOLs will expire beginning in 2032. Our state NOLs may also be subject to certain limitations. It is possible that we will not generate taxable income in time to use our NOLs before their expiration (if applicable) or at all.
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
We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently a “smaller reporting company” as defined in Regulation S-K of the Securities Act, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company only until the last day of the fiscal year in which (i) the market value of the common stock held by non-affiliates exceeds $250,000,000 as of the prior June 30, or (ii) our annual revenues exceeded $100,000,000 during such completed fiscal year and the market value of the common stock held by non-affiliates exceeds $700,000,000 as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
We have applied for patents in multiple jurisdictions, including the United States, Europe, Australia, Japan and China, and under the Patent Cooperation Treaty, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be maintained or sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable, or if we decline to continue certain intellectual property rights, could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated or may be unprotectable. Government actions may also undermine our intellectual property rights.
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
Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, or failures of significant financial institutions, as well as any negative perceptions about our long-term business prospects or the renewable energy sector as a whole, even if exaggerated or unfounded, could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. If we or our customers are unable to obtain additional capital as required, whether due to such disruptions or otherwise, we may be required to take further measures to conserve cash, including ongoing evaluation of workforce staffing requirements, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on research and development and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, until alternative credit arrangements or other funding for our business needs can be arranged, which may adversely affect our business, financial condition and results of operations.
We will need to raise additional capital in the near future, and it may not be available on acceptable terms, if at all.
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the year ended December 31, 2025, we have incurred net losses of $63.4 million and used $50.3 million of cash in operating activities. As of December 31, 2025, we had unrestricted cash and cash equivalents of $14.5 million and short-term investments of 7.5 million, or total liquid assets of $22.0 million.
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
We may issue additional shares of our common stock or other equity securities in the future including pursuant to an ATM offering and in connection with, among other things, future acquisitions or grants under the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) without stockholder approval in a number of circumstances. Sales of our common stock in an ATM offering will also depend upon market conditions and other factors, including our liquidity needs, our trading volume and the share price of our common stock during the applicable pricing period for each sale.
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
In response to the delay in obtaining funding commitments and negative macroeconomic trends, we have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions, and the implementation of a furlough for a substantial number of our employees as of May 30, 2025 to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on research and development and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures. Such cash conservation activities may yield unintended consequences, such as attrition beyond any planned reduction in workforce or near-term delays in our ability to deliver products to our customers.
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
On November 1, 2024, we entered into a Credit Agreement by and between the Company, as borrower, and Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. As of December 31, 2025, we had no outstanding borrowings under the Credit Agreement. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone.
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
Additionally, on October 14, 2025, we issued a Promissory Note to YA II PN, LTD (the “Investor”, “Yorkville”), in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note contains customary events of default.
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
•short selling activities;
•the trading volume of our shares and the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, changing international trade policies, social, political and economic risks, hostilities or the perception that hostilities may be imminent, terrorism, military conflict and acts of war, including the escalation of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, tensions in the Middle East, and U.S. interventions in Venezuela and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries.
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
Any issuance of securities under the shelf registration statement may cause stockholders to experience significant dilution of their ownership interests and any sales of securities by us or our stockholders under the registration statements could have a material adverse effect on the market price for our common stock. For example, we sold an aggregate of 6,458,634 shares of common stock at a weighted average sales price of $3.87 per share under the July Standby Equity Purchase Agreement (“SEPA”) and issued an additional 157,768 shares of common stock as a commitment fee, each of which were dilutive to our shareholders. Sales of our common stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2025, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement; the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock; the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock; and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock. The warrant issued to SMUD has an exercise price of $64.44 per share, the Investment Warrant has an exercise price of $28.35 per share, the IP Warrant has an exercise price of $43.50 per share and the initial Performance Warrant has an exercise price of $21.75 per share. We may issue additional Performance Warrants to UOP (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment pursuant to the Supply Agreement. The additional Performance Warrants will have an exercise price equal to the volume-weighted average price of our common stock for the last fifteen (15) trading days of the relevant calendar year for which such additional Performance Warrant is being issued. On July 10, 2025, we also issued warrants exercisable for an aggregate number of up to 129,312 shares of common stock at an exercise price of $3.48 per share (the “Bridge Financing Warrants”) and on October 14, 2025, we issued to the Investor the Promissory Note Warrant exercisable for an aggregate number of up to 1,052,104 shares of common stock at an exercise price of $9.98 per share.
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 13, Common Stock Warrants, to our consolidated financial statements in this Annual Report on Form 10-K.
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
In accordance with applicable NYSE procedures, we timely submitted a plan to the NYSE on May 7, 2025 advising it of the definitive actions we have taken, are taking, or plan to take that we anticipate will bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Cure Period”). On June 17, 2025, the NYSE observed and notified us that our then current global market capitalization was less than $15 million. Section 802.01B of the NYSE’s Listed Company Manual provides that the NYSE will promptly initiate suspension and delisting procedures if a company is determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million regardless of the original standard under which it listed.
On August 19, 2025, we received written notice that the NYSE’s Listings Operations Committee accepted our submission, and NYSE Regulation senior management acknowledged the acceptance. The NYSE will conduct quarterly reviews during the 18 months from our receipt of the Notice for compliance with the goals and initiatives outlined in our plan (the “Plan Period”). In addition, at the beginning of each fiscal quarter during the Plan Period, the NYSE will disclose to us any unpaid listing and annual fees owed by us to the NYSE exchange as of the end of the most recently completed calendar quarter. During our Plan Period, we will not be considered to be in compliance with our plan unless we have paid in full all of the aforementioned outstanding fees.
If either (1) we fail to comply with our plan or do not meet the NYSE’s Minimum Market Capitalization Standard at the end of the Cure Period, (2) we are determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million, or (3) do not pay all outstanding fees within 45 days of the quarterly disclosure of any such fees and prior to the completion of our Plan Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.
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
•permit only our board of directors to establish the number of directors and fill vacancies on the board;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We measure our cybersecurity infrastructure against the NIST 800-171 framework and routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; evaluate how to reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our interim Chief Operating Officer, whose oversight includes information technology and cybersecurity and who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

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
In accordance with our cybersecurity incident response plan (“IRP”), our interim Chief Operating Officer, members of our management team, including personnel representative of the following functions – legal, IT, finance, audit, operations, engineering, human resources, communications, and additional executives as applicable under the plan – and external cybersecurity support providers (collectively, “IRP stakeholders”), are primarily responsible to assess and manage risks from cybersecurity threats.
Our interim Chief Operating Officer and our IRP stakeholders oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our interim Chief Operating Officer has an advanced degree in management information systems and has managed the Company’s IT processes and policies inclusive of cybersecurity matters throughout his tenure at the Company, in addition to many years of prior experience in various technology roles at a large U.S. public company. He is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by working with the IT department and external vendors to implement our security risk management, including through the use of both automated and manual tools and reporting, in accordance with the Company’s incident response plan and Company cybersecurity policies.
Our interim Chief Operating Officer provides quarterly briefings to the audit committee and board of directors regarding our Company’s cybersecurity program, including risks and activities, reports of recent cybersecurity incidents and related responses (if any, and if not previously reported to the Board pursuant to the incident response plan), cybersecurity systems testing, the status of third party assessments, general updates in the cybersecurity space, relevant disclosures related to SEC reporting, and the like.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Wilsonville, Oregon. The approximately 200,000 square foot facility contains both our corporate, engineering, and administrative functions as well as our automated and semi-automated battery manufacturing lines. During 2025, the facility had the capacity to manufacture approximately 560 MWh of batteries annually. We currently are in the process of commissioning a second automated battery manufacturing line and repurposing our original semi-automated line for research and development activities. This will result in a total battery manufacturing capacity of 1.05 GWh annually.
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
•Production expansion to Europe and/or Australia; and
•Vertical integration of power module compartments.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the NYSE under the symbol “GWH” and our Public Warrants are listed on the NYSE under the symbol “GWH.W”. As of February 27, 2026, there were 16 holders of record of our common stock and 1 holder of record of our Public Warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
We have not paid any cash dividends on the common stock to date. We have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act (other than shares that were repurchased pursuant to net settlement to satisfy tax withholding obligations of plan participants upon the vesting of restricted stock unit awards).
Investor Relations Agreement
On December 29, 2025, we entered into an agreement with MZHCI, LLC to provide investor relations consulting services for an initial term of one year. We agreed to, among other things, issue MZHCI $199,999.92 worth of our restricted common stock, vesting in equal monthly increments over 12 months. The Company issued 9,009 shares to MZHCI on December 29, 2025 and such securities were exempt from registration under Section 4(a)(2) of the Securities Act. The Company also agreed to provide performance bonuses if certain criteria are met, in the form of cash or restricted common stock (at the discretion of the Company).

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

Our batteries provide more clean energy every day to utilities, independent power producers, and commercial industrial customers, offering a path to carbon free energy supply. ESS batteries offer flexible, frequent cycling capabilities which can offer higher value clean energy when it is needed, and support a variety of grid conditions. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we have developed a variety of products to provide reliable, safe, long-duration energy storage solutions. Our first energy storage product, the Energy Warehouse, was our ‘behind-the-meter’ solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that was used for initial testing and technology validation. Our product offering evolved to a larger scale energy storage product with the Energy Center, designed for either ‘behind-the-meter’ or ‘front-of-the-meter’ (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers, before the launch of our 10+ hour Energy Base product earlier this year. We also offer productized versions of our core technology components for integration into third-party systems.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, the conflict between the U.S., Israel and Iran, geopolitical tensions involving China, tensions in the Middle East, U.S. interventions in Venezuela, and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. While the Company has not experienced any significant impacts from these disruptions to date, future impacts are unknown and they could adversely affect our business, supply chain, partners or customers.
In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2024 and 2025 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. Some or all of these negative trends may continue into 2026.
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
Impact of Legislative Developments
On August 16, 2022, the President of the United States signed into law the IRA, which extended the availability of ITCs and PTCs and made significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033 and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to recently enacted legislation discussed above, we believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. On July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code and Section 45X PTCs as discussed further above, but the Company’s domestic manufacturing and supply chain structure generally should benefit from the addition of FEOC limitations, subject to our review of recently issued and future FEOC guidance. We are continuing to evaluate the overall impact and applicability of the IRA and OBBB as guidance is issued and further legislative changes are enacted, including the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
As discussed in Note 17, Government Grants, to our consolidated financial statements, Section 45X of the Code, as enacted by the IRA, currently provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to additional qualification requirements in the recently enacted OBBB as discussed further above, including qualifications for integrated components sold after December 31, 2026 to the effect that any primary component integrated into a secondary component must be produced within the same manufacturing facility, at least 65 percent of the total direct material costs of the secondary component must be attributable to primary components which are domestically mined, produced or manufactured, and the secondary component must be sold to a third party. The Section 45X PTC may be refundable by the IRS or saleable to unrelated third parties. We continue to evaluate the impact of the OBBB; however, we generally expect to sell these credits to third party buyers, which will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
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
Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net consists primarily of interest expense on the Promissory Note and our sale-leaseback financing obligation and earned income on our cash equivalents, restricted cash, and short-term investments. These earned income amounts will vary based on our cash, cash equivalents, restricted cash and short-term investment balances, and on market rates.
Gain on revaluation of common stock warrant liabilities
Gain on revaluation of common stock warrant liabilities consists of periodic fair value adjustments related to our common stock warrants.
Other expense, net
Other expense, net consists primarily of various gains and losses associated with our short-term investments and other income and expense items.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024
The following table sets forth ESS’ operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$1,583	$6,295	$(4,712)	(75)%
Cost of revenue	29,255	51,653	(22,398)	(43)
Gross loss	(27,672)	(45,358)	17,686	(39)
Operating expenses
Research and development	8,297	11,772	(3,475)	(30)
Sales and marketing	3,834	9,161	(5,327)	(58)
General and administrative	17,604	23,507	(5,903)	(25)
Total operating expenses	29,735	44,440	(14,705)	(33)
Loss from operations	(57,407)	(89,798)	32,391	(36)
Other (expense) income, net
Interest (expense) income, net	(5,455)	3,574	(9,029)	(253)
Gain on revaluation of common stock warrant liabilities	229	115	114	99
Other expense, net	(807)	(113)	(694)	614
Total other (expense) income, net	(6,033)	3,576	(9,609)	(269)
Net loss and comprehensive loss to common stockholders	$(63,440)	$(86,222)	$22,782	(26)%
Revenue
Revenue for the year ended December 31, 2025 was $1.6 million compared to $6.3 million for the year ended December 31, 2024. During the year ended December 31, 2025, we delivered and recognized revenue for both completed and in-process Energy Warehouses, Energy Centers, and other related equipment, primarily to related parties, and recognized revenue for engineering services related to a product site deployment and extended warranty services. Revenue recognized was partially offset by activities related to the wind down of active contracts for legacy business activities in connection with the shift to the Energy Base product offering, which included certain limited agreements with customers to settle all outstanding obligations and which resulted in reductions to revenue. During the year ended December 31, 2024, we recognized revenue for a higher volume of sales of Energy Centers, Energy Warehouses, other related equipment, engineering services related to a product site deployment, and extended warranty services.
Cost of revenue
Cost of revenue decreased by $22.4 million, or 43%, from $51.7 million for the year ended December 31, 2024 to $29.3 million for the year ended December 31, 2025 as a direct result of the implementation of product cost-saving initiatives, reduced personnel-related expenses, lower levels of production, and fewer deliveries of equipment to customers. We also recognized a decrease in warranty expense as existing warranties expired. These benefits realized were partially offset by write-offs of obsolete and excess inventory related to the transition to the Energy Base product offering.
Operating expenses
Research and development expenses
Research and development expenses decreased by $3.5 million, or 30%, from $11.8 million for the year ended December 31, 2024 to $8.3 million for the year ended December 31, 2025. The decrease resulted from reduced personnel-related expenses, including stock-based compensation, reduced purchases of testing equipment and supplies, and decreased outside services expenses, mitigated by a $1.7 million abandonment charge recognized related to the Company’s patent portfolio as a result of management’s assessment of the expected viability and usefulness of the underlying patents given the current technologies and product offering in development.
Sales and marketing expenses
Sales and marketing expenses decreased by $5.3 million, or 58%, from $9.2 million for the year ended December 31, 2024 to $3.8 million for the year ended December 31, 2025. The decrease is driven by reduced personnel-related expenses, including stock-based compensation, decreased outside services and professional expenses, and decreased marketing and trade show expenses.
General and administrative expenses
General and administrative expenses decreased by $5.9 million, or 25%, from $23.5 million for the year ended December 31, 2024 to $17.6 million for the year ended December 31, 2025. The decrease is driven by decreased personnel-

related expenses, including stock-based compensation expense, as a result of reduced executive compensation, decreased IT expenses and decreased insurance fees, partially offset by increased professional and outside services costs.
Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net increased by 253% to a net expense position of $5.5 million for the year ended December 31, 2025 compared to $3.6 million of interest income for the year ended December 31, 2024. The change resulted from interest incurred on the Promissory Note and the sale-leaseback financing obligation compounded by a decrease in interest income earned on our short-term investment portfolio due to lower investment balances.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in a gain of $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. The changes in fair value of common stock warrant liabilities were driven by changes in the market price of our common stock over the respective period.
Other expense, net
Other expense, net increased by $0.7 million, from $0.1 million for the year ended December 31, 2024 to $0.8 million for the year ended December 31, 2025. The increase was due to discount expenses incurred in the year ended December 31, 2025 related to sales made under the SEPA.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the year ended December 31, 2025, we incurred net losses of $63.4 million and used $50.3 million of cash in operating activities. As of December 31, 2025, we had unrestricted cash and cash equivalents of $14.5 million and short-term investments of $7.5 million, or total liquid assets of $22.0 million. We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions, and the implementation of a furlough for a substantial number of our employees as of May 30, 2025 to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on research and development and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending.
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. We have based our near-term operating cash flow requirements on certain assumptions, including that usage in 2025 is predictive of needs in 2026, vendors will continue to be cooperative with respect to payment plans for outstanding invoices, and no significant additional severance costs or other unanticipated contingencies will arise. These assumptions may be inaccurate, and we may use our available capital resources sooner than we currently expect. In addition, we may not be successful in raising additional funds.
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
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of our obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of December 31, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the years ended December 31, 2025 and 2024.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of December 31, 2025, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were draws of $0.1 million against the letter of credit during the year ended December 31, 2025.

On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of December 31, 2025 we had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone. See Note 11, Commitments and Contingencies, to our financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
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
On July 9, 2025, we entered into the SEPA with Yorkville, pursuant to which the Investor purchased shares of our common stock in increments up to an aggregate gross sales price of up to $25 million. The shares were sold at our option pursuant to the SEPA at 97% of the Market Price (as defined in the SEPA). As of October 21, 2025, we completed the offering under the SEPA, having sold an aggregate of 6,458,634 shares under the SEPA for total proceeds of $25 million.
On October 14, 2025, we entered into an unsecured promissory note with the Investor in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note accrues interest at a rate of 3% per annum and matures on October 14, 2026. On November 12, 2025, we entered into an amendment to the Promissory Note with the Investor, amending the repayment schedule of the Promissory Note such that monthly payments would begin on December 15, 2025. On December 4, 2025, we entered into a second amendment to the Promissory Note with the Investor, amending the second tranche date from December 12, 2025 to February 28, 2026, extending the deadline by which the Investor shall pay the second tranche of $10 million less the applicable discount. As of the date of this report, we have repaid $28 million of the principal amount of the initial $30 million Promissory Note.
On November 13, 2025, in connection with an “at the market offering” program, we entered into a Sales Agreement (the “Sales Agreement”) with Yorkville Securities, LLC (“Yorkville”), BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated (the “Agents”) pursuant to which we may sell, from time to time, shares of our common stock during the term of the Sales Agreement, through the Agents acting either as agent or principal. We filed a prospectus supplement with the SEC relating to the offer and sale of our common stock having an aggregate gross sales price of up to $75 million pursuant to the Sales Agreement. We intend to use the net proceeds from the offering, if any, in compliance with the terms of the Promissory Note, which generally requires that proceeds first be used to satisfy any installment payments under the Promissory Note due within thirty days. After any such payments, 80% of the remaining proceeds from this offering will be used to satisfy installment payments under the Promissory Note in direct order of maturity until the promissory note is repaid in full. In respect of the remaining 20% of proceeds that we may receive while the Promissory Note is outstanding, and all net proceeds we may receive following the repayment of the Promissory Note, we intend to use such net proceeds for working capital and general corporate purposes.
On January 29, 2026, the Company signed a securities purchase agreement with institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering registered under the Securities Act, an aggregate of 3,471,428 shares of common stock, Pre-Funded Warrants to purchase an aggregate of 5,100,000 shares of common stock at an exercise price of $0.00001 per share, and the 5,100,000 shares of common stock underlying the Pre-Funded Warrants at an offering price of $1.75 per Share or $1.74999 per Pre-Funded Warrant, as applicable (the “Registered Direct Offering,” or “RDO”). The Registered Direct Offering closed on January 30, 2026. The net proceeds of the RDO were approximately $14 million, after deducting placement agent fees and expenses and other estimated offering expenses payable by the Company.

The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(50,284)	$(72,219)
Net cash provided by investing activities	7,528	64,757
Net cash provided by financing activities	43,462	174
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of inventory purchases and cost of revenue, costs related to research and development of our energy storage systems, building awareness of our products’ capabilities and other general and administrative activities.
Net cash used in operating activities was $50.3 million for the year ended December 31, 2025, which is comprised of net loss of $63.4 million, partially offset by depreciation expense of $5.7 million, stock-based compensation of $5.4 million, and non-cash interest expense of $5.0 million. Net changes in operating assets and liabilities used $6.4 million of cash, driven by decreases in accounts payable, accrued and other current liabilities, deferred revenue, accrued product warranties, and operating lease liabilities and partially offset by reductions in inventory and prepaid expenses and cash collections on accounts receivable.
Net cash used in operating activities was $72.2 million for the year ended December 31, 2024, which is comprised of net loss of $86.2 million, adjusted for noncash interest income of $2.4 million, partially offset by stock-based compensation of $11.6 million and depreciation expense of $4.7 million. Net changes in operating assets and liabilities used $1.6 million of cash driven by inventory purchases, an increase in prepaid and other current assets, and decreases in accrued and other current liabilities, operating lease liabilities, and deferred revenue, offset by increases in accounts payable and accrued product warranties and cash collections on accounts receivable.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $7.5 million for the year ended December 31, 2025, which related to maturities of short-term investments partially offset by purchases of property and equipment.
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
Net cash provided by financing activities was $43.5 million for the year ended December 31, 2025 and consisted of proceeds from the issuance of common stock and common stock warrants, net of issuance costs of $37.7 million and proceeds from financing arrangements of $27.0 million, partially offset by payments on financing obligations of $21.0 million.
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2024 and consisted of proceeds from contributions to our ESPP of $0.4 million and stock options exercised of $0.1 million, partially offset by repurchases of shares from employees for income tax withholding purposes of $0.3 million.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of December 31, 2025 consist of lease commitments and two standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement and in support of our customs and duties due on imported materials and are secured by a total of $0.7 million pledged as collateral. Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were draws of $0.1 million against the letter of credit supporting our customs and duties due on imported materials during the year ended December 31, 2025 and no draws against other letters of credit or under the Credit Agreement during the years ended December 31, 2025 or 2024. Additionally, we are committed to non-cancellable purchase commitments of $0.1 million as of December 31, 2025 and to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
Revenue Recognition
Revenue is earned from the sales of energy storage systems and related services and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as our performance obligations are satisfied which includes estimates for variable consideration. For sales of energy storage systems, our performance obligations are satisfied at the point in time when the customer obtains control of the system.
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
Recently Issued Accounting Standards
See Note 2, Significant Accounting Policies to our financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ESS Tech, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses from operations and is generating negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liquidity and Going Concern
As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and cash outflows from operations since inception, and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2025, the Company incurred net losses of $63.4 million and used $50.3 million of cash in operating activities. As of December 31, 2025, the Company had unrestricted cash and cash equivalents of $14.5 million and short-term investments of $7.5 million. The continuation of the Company as a going concern is dependent upon its ability to obtain additional debt or equity financing and to generate profit from its operations. Any such financing activities are subject to market conditions and accordingly involve factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of the financial statements.
We identified the evaluation of the Company's ability to continue as a going concern and related disclosures as a critical audit matter. A high degree of subjective auditor judgment and increased audit effort was required to evaluate the Company’s going concern analysis and the adequacy of the financial statement disclosures related to the going concern assessment.
The following are the primary procedures we performed to address this critical audit matter. We obtained the Company’s going concern analysis and evaluated whether the analysis and conclusions reached comply with relevant accounting literature. We assessed the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. We inquired of executive officers and key members of management of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern, including the need for additional financing given the Company’s projected monthly cash outflows. We obtained and read the agreements related to the Company’s outstanding financing obligations, including subsequent events. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Portland, Oregon

March 5, 2026

ESS Tech, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,477	$13,341
Restricted cash, current	806	906
Accounts receivable, net	13	215
Short-term investments	7,557	18,263
Inventory	140	5,641
Prepaid expenses and other current assets	3,254	4,998
Total current assets	26,247	43,364
Property and equipment, net	17,224	20,582
Intangible assets, net	2,682	4,656
Operating lease right-of-use assets	3,767	1,503
Restricted cash, non-current	618	948
Other non-current assets	634	760
Total assets	$51,172	$71,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,023	$8,070
Accrued and other current liabilities	11,097	9,315
Accrued product warranties	985	3,288
Operating lease liabilities, current	1,784	1,692
Deferred revenue, current	359	5,237
Financing obligations, current	8,044	—
Total current liabilities	25,292	27,602
Operating lease liabilities, non-current	2,060	—
Deferred revenue, non-current - related parties	5,297	14,400
Common stock warrant liabilities	573	802
Financing obligations, non-current	9,291	—
Other non-current liabilities	41	125
Total liabilities	42,554	42,929
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 22,377,003 and 11,986,516 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	2	1
Additional paid-in capital	854,435	811,262
Accumulated deficit	(845,819)	(782,379)
Total stockholders’ equity	8,618	28,884
Total liabilities and stockholders’ equity	$51,172	$71,813
See accompanying notes to financial statements

ESS Tech, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue:
Revenue	$(796)	$5,712
Revenue - related parties	2,379	583
Total revenue	1,583	6,295
Cost of revenue	29,255	51,653
Gross loss	(27,672)	(45,358)
Operating expenses
Research and development	8,297	11,772
Sales and marketing	3,834	9,161
General and administrative	17,604	23,507
Total operating expenses	29,735	44,440
Loss from operations	(57,407)	(89,798)
Other (expense) income, net
Interest (expense) income, net	(5,455)	3,574
Gain on revaluation of common stock warrant liabilities	229	115
Other expense, net	(807)	(113)
Total other (expense) income, net	(6,033)	3,576
Net loss and comprehensive loss to common stockholders	$(63,440)	$(86,222)

Net loss per share - basic and diluted	$(4.34)	$(7.32)

Weighted average shares used in per share calculation - basic and diluted	14,601,626	11,773,596
See accompanying notes to financial statements

ESS Tech, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	11,614,127	$1	$799,513	$(696,157)	$103,357
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	372,389	—	174	—	174
Stock-based compensation expense	—	—	11,575	—	11,575
Net loss	—	—	—	(86,222)	(86,222)
Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	510,308	—	140	—	140
Issuance of common stock under the SEPA and ATM, net of issuance costs	9,880,179	1	32,966	—	32,967
Issuance of common stock warrants	—	—	4,633	—	4,633
Stock-based compensation expense	—	—	5,434	—	5,434
Net loss	—	—	—	(63,440)	(63,440)
Balance as of December 31, 2025	22,377,003	$2	$854,435	$(845,819)	$8,618
See accompanying notes to financial statements

ESS Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(63,440)	$(86,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,740	4,724
Asset abandonment	1,707	—
Non-cash interest (income) expense	4,981	(2,422)
Non-cash lease expense	1,526	1,350
Stock-based compensation expense	5,434	11,575
Change in fair value of common stock warrant liabilities	(229)	(115)
Other non-cash (income) expenses, net	388	459
Changes in operating assets and liabilities:
Accounts receivable, net	202	1,549
Inventory	4,833	(3,326)
Prepaid expenses and other assets	1,870	(1,620)
Accounts payable	(3,842)	4,243
Accrued and other liabilities	(2,841)	(1,123)
Accrued product warranties	(2,303)	1,159
Deferred revenue	(2,672)	(918)
Operating lease liabilities	(1,638)	(1,532)
Net cash used in operating activities	(50,284)	(72,219)

Cash flows from investing activities:
Purchases of property and equipment	(3,387)	(7,294)
Maturities and purchases of short-term investments, net	10,915	72,051
Net cash provided by investing activities	7,528	64,757

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	37,651	—
Proceeds from financing arrangements	27,028	—
Debt issuance costs	(308)	—
Payments on financing obligations	(21,049)	—
Proceeds from stock options exercised	83	86
Repurchase of shares from employees for income tax withholding purposes	(50)	(297)
Proceeds from contributions to Employee Stock Purchase Plan	107	385
Net cash provided by financing activities	43,462	174

Net change in cash, cash equivalents and restricted cash	706	(7,288)
Cash, cash equivalents and restricted cash, beginning of period	15,195	22,483
Cash, cash equivalents and restricted cash, end of period	$15,901	$15,195
See accompanying notes to financial statements

ESS Tech, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Operating leases included in cash used in operating activities	$1,776	$1,738
Interest	520	—

Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	28	1,586
Adjustment to right-of-use assets from lease modification	3,790	686
Transfers between inventory and property and equipment, net	668	1,051
Application of deferred revenue to financing obligations	6,518	—

Cash and cash equivalents	$14,477	$13,341
Restricted cash, current	806	906
Restricted cash, non-current	618	948
Total cash, cash equivalents and restricted cash	$15,901	$15,195
See accompanying notes to financial statements

ESS TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND CONSOLIDATION, AND RISKS AND UNCERTAINTIES
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
Basis and Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Project New Horizon, LLC, which was formed in October of 2025 and is wholly owned and controlled by the Company. The subsidiary and its activity is immaterial to the results and financial position of the Company as of December 31, 2025. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and restricted cash. The Company’s cash and cash equivalents include cash in bank accounts, money market funds, and investments with a maturity of three months or less at the date of purchase. The Company’s restricted cash includes collateral associated with a standby letter of credit and a performance and payment bond. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2025, the Company incurred net losses of $63.4 million and used $50.3 million of cash in operating activities. As of December 31, 2025, the Company had unrestricted cash and cash equivalents of $14.5 million and short-term investments of $7.5 million, or total liquid assets of $22.0 million.
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
2.SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Such estimates relate to, but are not limited to, inventory valuation, product warranty liabilities, standalone selling prices, the fair value of the Company’s investments and warrant liabilities, the allocation of proceeds between debt and equity securities issued in conjunction with each other, the useful lives and assessment of recoverability of property and equipment, deferred tax assets valuation, as well as other accruals. These estimates are based on historical trends, market pricing, current events and other relevant assumptions and data points. Actual results could differ from those estimates and such differences may be material to the financial statements.
Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation, including Inventory write-down and losses on noncancellable purchase commitments separately disclosed within the Statement of Cash Flows within the 2024 Form 10-K which have been reclassified to Changes in inventory and Changes in accounts payable herein. These reclassifications had no effect on the reported results of operations.
Cash and Cash Equivalents—Cash and cash equivalents include cash in bank accounts, money market funds, and investments with a maturity of three months or less at the date of purchase. Cash equivalents are recorded at carrying value, which approximates fair value.
Restricted Cash—Restricted cash is required as collateral for certain of the Company’s contractual supply and service arrangements. Restricted cash includes collateral associated with a standby letter of credit issued to a customer, collateral associated with customs and duties due on imported materials and a performance and payment bond for the Company’s supply and service arrangements. The bond is recorded at carrying value, which approximates fair value. Restricted cash amounts are reported in the consolidated balance sheets as current or non-current depending on when the cash will be contractually released.
Accounts Receivable, Net—The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable, net in the consolidated balance sheets. The Company had no allowance for expected credit losses recorded at either December 31, 2025 or 2024.
Inventory—Inventory consists of raw materials, work in progress, and finished goods, and is stated on a first-in, first-out basis at the lower of cost or net realizable value (“LCNRV”). Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery. Obsolete inventories are written off to cost of revenue. Should the Company’s estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company’s estimates may result in a material charge to its reported financial results.
Property and Equipment, Net—Property and equipment are stated at cost, net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are expensed in the consolidated statements of operations and comprehensive loss as incurred. Expenditures which materially change capacities or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses the alternative use of an asset, the condition of the asset and the current market demand to determine if an asset is impaired.
Intangible Assets, Net—Intangible assets are stated at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their expected useful lives. We perform periodic reviews of intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Investments—Investments consist primarily of U.S. Treasury securities, U.S. agency securities, corporate debt securities, and commercial paper and are classified as trading securities as they are bought and held principally for the purpose of selling them in the near term. Trading securities are carried at fair value. Unrealized gains and losses on trading securities are included in other (expense) income, net in the consolidated statements of operations and comprehensive loss.
Financing Obligations—Financing obligations are recognized at their carrying value, less any discounts and directly attributable transaction costs which are capitalized as a contra-liability and amortized as interest expense over the expected life of the debt using the effective interest method.

Revenue Recognition—Revenue is primarily earned from the sale, installation and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied, which includes estimates for variable consideration. For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, based primarily on shipping terms within individual customer contracts. No right of return exists on sales of energy storage systems.
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
Cost of Revenue—Cost of revenue includes the cost of the energy storage systems delivered, installed and commissioned during the year. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation, costs of tooling and machinery, adjustments to warranty expense, LCNRV charges, unfulfilled noncancellable purchase commitment expense, shipping and logistics costs, and provisions for excess and obsolete inventory. Additionally, cost of revenue benefits from production credits earned.
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
Costs to provide for standard warranty obligations are estimated and recorded as a liability at the time revenue is recognized on the sale of the energy storage system. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date. Initial accruals and adjustments to warranty reserves are recorded to cost of revenue.
Sales and Marketing—Sales and marketing expenses consist primarily of salaries, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships and participation. Advertising costs are expensed as incurred.
Research and Development—Research and development costs are expensed as incurred and consist of materials, supplies, personnel-related expenses, allocated facilities costs, consulting services and other direct expenses. Personnel-related expenses consist of salaries, benefits and stock-based compensation. Substantially all of the Company’s research and development expenses are related to improving existing products and developing new products and related technologies.
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
ASC 740, Accounting for Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a full valuation allowance for these tax benefits for the years ended December 31, 2025 and 2024.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
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
Recent Accounting Pronouncements—Not Yet Adopted— In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The ASU requires entities to disaggregate operating expenses into specific categories within the notes to the financial statements to provide enhanced transparency. The ASU will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this new standard on the Company's disclosures.
Recently Adopted Accounting Pronouncements— In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of the operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements. See Note 16, Income Taxes.
3.INVENTORY
Inventory consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$4,756	$12,084
Work in process	2,403	4,521
Finished goods	—	5,639
Inventory, gross	$7,159	$22,244
Net realizable value adjustment	(7,019)	(16,603)
Inventory	$140	$5,641
The balance of the Company’s inventory was written down by $7.0 million and $16.6 million from its cost to its net realizable value as of December 31, 2025 and 2024, respectively. Additionally, the Company has LCNRV losses related to noncancellable purchase commitments which were $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the consolidated balance sheets. For further details, refer to Note 11, Commitments and Contingencies.

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Insurance	$929	$947
Grants receivable	821	1,870
Contract assets	614	332
Vendor advances	416	1,235
IT related	214	259
Other	260	355
Total prepaid expenses and other current assets	$3,254	$4,998
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Machinery and equipment	$24,413	$23,306
Leasehold improvements	6,511	6,234
Furniture and fixtures	231	231
Software	764	614
Construction in process	4,303	3,722
Total property and equipment	36,222	34,107
Less: accumulated depreciation	(18,998)	(13,525)
Total property and equipment, net	$17,224	$20,582
Depreciation expense related to property and equipment, net was $5.4 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively.
6.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP, an affiliate of Honeywell, a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 13, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the years ended December 31, 2025 and 2024 was $0.3 million.
During the fourth quarter of 2025, management concluded it was necessary to reevaluate the usefulness of the assets within the patent portfolio based on the current stage of the Company’s ongoing research and development activities to support the forthcoming Energy Base product offering and related technologies. The assessment resulted in an abandonment charge of $1.7 million, recognized in research and development expense in the consolidated statement of operations and comprehensive loss. When an asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably between the commitment date and the cease use date. The abandonment charge was determined based on specific review of the underlying patents.
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(2,308)	$2,682	$4,990	$(334)	$4,656
Estimated future amortization expense of intangible assets as of December 31, 2025 are as follows (in thousands):

Intangible Assets
2026	$267
2027	267
2028	267
2029	267
2030	267
Thereafter	1,347
Total future amortization	$2,682
7.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Amounts due to customers	$6,750	$—
Payroll and related benefits	1,604	4,351
Contingent liabilities	1,373	702
Professional and consulting fees	782	831
Materials and related purchases	64	2,499
Noncancellable purchase commitments	55	233
Accrued capital purchases	—	320
Other	469	379
Total accrued and other current liabilities	$11,097	$9,315
8.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Year Ended December 31,
	2025	2024
Accrued product warranties - beginning of period	$3,288	$2,129
Accruals for warranties issued	376	3,131
Repairs and replacements	(2,135)	(739)
Adjustments to existing accruals	(544)	(1,233)
Accrued product warranties - end of period	$985	$3,288
9.LEASES
The Company leases office and manufacturing space in Wilsonville, Oregon under operating leases. In October 2025, the Company exercised renewal options for the leases which were not previously included in the operating lease assets or obligations. These renewals resulted in an increase of $3.8 million to the Company’s right-of-use (“ROU”) assets and lease liabilities and extension of the leases through December of 2027.
The Company determines if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, the Company records an ROU asset and lease liability in the consolidated balance sheets based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. Contract terms may include options to extend or terminate the lease. The Company includes these options in the recognition of its ROU assets and lease liabilities when it is reasonably certain that it will exercise the option. Operating leases reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset.

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
The Company does not record leases with a term of 12-months or less in the consolidated balance sheets. Short-term lease costs were immaterial for the year ended December 31, 2025.
Operating lease expense for the years ended December 31, 2025 and 2024 was $1.7 million. Finance lease costs for the years ended December 31, 2025 and 2024 were immaterial.
As of December 31, 2025, future maturities of lease liabilities are as follows (in thousands):

Operating Leases
2026	2,123
2027	2,186
Thereafter	—
Total minimum lease payments	$4,309
Less: imputed interest	(465)
Present value of lease liabilities	$3,844
Weighted-average remaining lease term and discount rate are as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.0	1.0
Weighted-average discount rate	11.1%	9.9%
10.FINANCING OBLIGATIONS
Sale Leaseback Financing Obligation
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
The Company assessed the transaction in accordance with ASC 842, Leases, to determine whether it qualified as a sale and leaseback. However, because the underlying lease agreement met the qualifications to be classified as a finance lease, control of the equipment is not considered to be transferred to the buyer/lessor and thus the transaction does not qualify as a sale and leaseback under ASC 842. As such, the related financing obligation is accounted for in accordance with ASC 470, Debt.
As of December 31, 2025, the carrying value of the financing obligation to UOP was $10.4 million. Payments are allocated between principal and interest using the effective interest rate method and an effective interest rate of 11%.
Remaining principal payments against the UOP financing obligation imputed using the effective interest rate are as follows (in thousands):

Year Ending December 31,	Annual Payment Obligation
2026	$1,106
2027	1,236
2028	1,378
2029	1,541
2030	1,721
Thereafter	3,416
Total	$10,398
Promissory Note
On October 14, 2025, the Company entered into a promissory note agreement with YA II PN, Ltd. (“Yorkville)” for an aggregate principal amount of $40 million and an original issue discount of 8% (the “Promissory Note”). The Promissory Note was structured in two tranches, with the first tranche of $30 million (“Tranche 1”) drawn as of the date of the Promissory Note and the second tranche of $10 million (“Tranche 2”) available to be drawn until December 12, 2025.
In connection with the Promissory Note on October 14, 2025, the Company issued common stock warrants to Yorkville (the “Yorkville Promissory Note Warrants”) which were deemed legally detachable and separately exercisable. See Note 13, Common Stock Warrants. The net proceeds of $27.3 million (after discount and issuance costs) were allocated between the Note and the Yorkville Promissory Note Warrants on the basis of relative fair value.
The Note is payable in 12 periodic payments with a coupon rate of 3%, with a final maturity date of October 14, 2026. Early repayment is permitted. In the event of a default, the interest rate is increased to 18%. The effective interest rate is 291%. Interest expense recognized on the Note during 2025 was $5.2 million, of which $0.1 million was attributable to contractual interest and $5.1 million to amortization of the discount on the Note. As of December 31, 2025, the net carrying amount of the Note and the associated discount were $6.9 million and $2.1 million, respectively. The aggregate amount of principal outstanding of $9.1 million is due within 2026.
The Note was subsequently amended to allow Tranche 2 to be drawn until February 28, 2026. The Company drew Tranche 2 on February 27, 2026, and signed a third amendment to the Promissory Note revising the Tranche 2 repayment schedule to be payable in 12 periodic payments, with a final maturity date of February 27, 2027. The remaining terms and provisions of the Note are unchanged.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these financial statements.
Letters of Credit
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of December 31, 2025, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the year ended December 31, 2025.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of December 31,

2025, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were draws of $0.1 million against the letter of credit during the year ended December 31, 2025.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of December 31, 2025, the Company had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of December 31, 2025 and 2024, total unfulfilled noncancellable purchase commitments were $0.1 million and $0.2 million, respectively. In addition, total unfulfilled cancellable purchase commitments amounted to $0.9 million and $6.0 million as of December 31, 2025, and 2024, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. $0.1 million of expenses were incurred under the JDA during the year ended December 31, 2025. No expenses were incurred under the JDA during the year ended December 31, 2024.
12.STOCKHOLDERS’ EQUITY
Baird ATM Program
On March 31, 2025, the Company entered into an at-the-market sales agreement with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which the Company sold 616,264 shares for total proceeds, net of commission fees, of $0.7 million (the “Baird ATM Offering”). The continuous offering under the ATM prospectus supplement dated March 31, 2025 related to the Baird ATM Offering was terminated on July 11, 2025.
Yorkville Standby Equity Purchase Agreement
On July 9, 2025, the Company entered into a SEPA with YA II PN, LTD. (the “Investor,” “Yorkville”), pursuant to which and subject to the satisfaction of certain conditions, the Investor committed to purchase shares of the Company’s common stock in increments up to an aggregate gross sales price of $25 million during the 36 months following the date of the SEPA. The Company had the right, but not the obligation, to direct the Investor to purchase a specified number of shares of common stock by delivering written notice to the Investor (an “Advance Notice”). The Company paid a commitment fee in an amount equal to $250 thousand by issuing 157,768 shares of common stock.
The shares of common stock purchased pursuant to an Advance Notice were purchased at a price equal to 97% of the lowest daily VWAP of the shares during the three consecutive trading days commencing on the date of the delivery of the Advance Notice. The Company may establish a minimum acceptable price in each Advance Notice below which it will not be obligated to make any sales to the Investor. During the year ended December 31, 2025, the Company issued a total of 6,616,402 shares under the SEPA for total proceeds (net of discount) of $25 million.
Yorkville ATM Program
On November 13, 2025, in connection with an “at the market offering” program, the Company entered into a sales agreement with Yorkville, BMO Capital Markets Corp., Canaccord Genuity LC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated. During the year ended December 31, 2025, the Company sold 2,647,513 shares for total proceeds, net of commission fees, of $6.2 million.

13.COMMON STOCK WARRANTS
The table below summarizes the common stock warrant activities in the number of shares of common stock issuable upon exercise of the respective warrants during the year ended December 31, 2025:

	December 31, 2024	Issued	Exercised	December 31, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Bridge Financing Warrants	—	129,312	—	129,312
Yorkville Promissory Note Warrants	—	1,052,104	—	1,052,104
Total common stock warrants	1,943,403	1,181,416	—	3,124,819
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the Company recorded a net decrease to the liabilities for Public Warrants of $0.2 million and $0.1 million, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with SMUD, whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant is subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of December 31, 2025 and 2024, 833 shares underlying the warrant were vested.
Honeywell Warrants
On September 21, 2023, the Company entered a Common Stock and Warrant Purchase Agreement (the “Honeywell Purchase Agreement”) with Honeywell Ventures, an affiliate of Honeywell, a related party. Pursuant to the Honeywell Purchase Agreement, Honeywell invested $27.5 million in the Company and the Company issued 1,099,450 shares of common stock and a warrant to issue up to 708,775 shares of common stock to Honeywell Ventures. Pursuant to the Purchase Agreement and also as further consideration for the licensing by UOP, an affiliate of Honeywell, of certain intellectual property to the Company, the Company issued a warrant to issue up to 417,997 shares of common stock to UOP, which UOP subsequently transferred to Honeywell Ventures. The Investment Warrant has an exercise price of $28.35, and the IP Warrant has an exercise price of $43.50. Each warrant will expire on September 21, 2028.
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
Bridge Financing Warrants
On July 10, 2025, the Company issued warrants exercisable for an aggregate number of up to 129,312 shares of common stock to certain directors, officers and other employees and the Investor. The warrants were issued at an exercise price of $3.48 per share, payable in cash or, under certain circumstances, pursuant to net exercise. The exercise period commenced on October 13, 2025, the date the shareholders approved the issuance of the shares issuable upon exercise of the Bridge Financing Warrants. The Bridge Financing Warrants will be exercisable until October 13, 2028.
Yorkville Promissory Note Warrants
On October 14, 2025, the Company issued warrants exercisable for an aggregate number up to 1,052,104 shares of common stock (the “Yorkville Promissory Note Warrants”) to Yorkville, in connection with the Promissory Note issued on the same date. The warrants were issued at an exercise price of $9.98 per share, or, under certain circumstances, pursuant to net exercise. The exercise period commenced on October 14, 2025 and will be exercisable until the earlier of (i) October 14, 2030 or (ii) the acquisition of the Company by another entity or the sale, lease or other disposition of all or substantially all of the assets of the Company and its subsidiaries to any party not wholly-owned by the Company (if such events were to occur).
14.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Cost of revenue	$2,351	$2,473
Research and development	858	2,457
Sales and marketing	411	675
General and administrative	1,814	5,970
Total stock-based compensation	$5,434	$11,575
2021 Equity Incentive Plan
In October 2021, the Board adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and RSUs. Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the 2021 Plan was increased by 1,017,333 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company has been authorized to issue 3,370,658 shares in total of common stock as of December 31, 2025.
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
As of December 31, 2025, there were 838,603 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the years ended December 31, 2025 and 2024 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($’000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2024	151,288	$22.00	5.09	$84	1,123,890	$27.72
Options and RSUs granted	50,000	1.72			1,268,189	2.81
Options exercised and RSUs released	(14,035)	5.48			(453,616)	14.46
Options and RSUs forfeited	(58,395)	36.15			(1,152,275)	19.38
Balances as of December 31, 2025	128,858	$9.63	3.83		786,188	$7.40
Options vested and exercisable - December 31, 2024	130,876	$20.64	4.59	$84
Options vested and exercisable - December 31, 2025	124,742	$9.24	3.70	$—
The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The aggregate intrinsic value of the options exercised was $40 thousand and $45 thousand during the years ended December 31, 2025 and 2024, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. For options granted during the year ended December 31, 2025, the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $1.29 per option. No options were granted during the year ended December 31, 2024.
In accordance with ASC 718, the fair value of each option grant during the year ended December 31, 2025 has been estimated as of the date of grant using the following weighted average assumptions:

2025
Risk-free rate	3.65%
Expected volatility	100.50%
Expected term	5.09 years
Expected dividends	—
As of December 31, 2025, there was approximately $2.9 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted average period of 2.50 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (“ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.
As of December 31, 2025, there were 35,176 shares available for future grant under the 2021 ESPP Plan. The number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2041 fiscal year, in an amount equal to the lesser of (i) 204,000 shares, (ii) one percent (1%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the 2021 Plan was increased by 204,000 shares in accordance with the plan and as approved by our compensation committee of our board of directors.
15.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$9,191	$—	$9,191
U.S. Treasury securities	—	793	793
Total Level 1	9,191	793	9,984
Level 2:
Commercial paper	2,792	6,764	9,556
Total Level 2	2,792	6,764	9,556
Total assets measured at fair value	$11,983	$7,557	$19,540

	December 31, 2024
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$7,232	$—	$7,232
U.S. Treasury securities	—	7,142	7,142
Total Level 1	7,232	7,142	14,374
Level 2:
Certificate of deposit	80	—	80
U.S. agency securities	4,811	7,825	12,636
Commercial paper	—	3,296	3,296
Total Level 2	4,891	11,121	16,012
Total assets measured at fair value	$12,123	$18,263	$30,386
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$573	—	—	$573
Total liabilities measured at fair value	$573	$—	$—	$573

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$802	—	—	$802
Total liabilities measured at fair value	$802	$—	$—	$802
There were no transfers among Level 1, Level 2, or Level 3 categories during the periods presented. The carrying amounts of the Company’s accounts payable and financing obligations approximate their fair values due to their short maturities.
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
Level 2 Liabilities: The fair value of the Company’s financing obligations are considered Level 2 as they are based on quoted prices for identical or similar instruments in markets that are not active.
For trading securities held at the reporting date, the net loss and net gain recorded during the years ended December 31, 2025 and 2024, respectively, were immaterial.

16.INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$89,169	$62,906
Tax credit carryforward	2,075	1,783
Equity compensation	570	827
Capitalized research and development expenses	13,281	16,646
Inventory reserve	1,832	4,247
Deferred revenue	1,508	4,611
Intangible assets	407	(21)
Other	2,931	2,394
Total deferred tax assets	111,773	93,393
Valuation allowance	(110,790)	(93,009)
Deferred tax assets, net of valuation allowance	983	384
Deferred tax liabilities:
Right-of-use assets	(983)	(384)
Net deferred tax	$—	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely and, accordingly, has provided a valuation allowance for fiscal years 2025 and 2024. The valuation allowance increased by $17.8 million during the year ended December 31, 2025.
As of December 31, 2025, the Company has federal and state net operating loss carryforwards of $334.7 million and $341.9 million, respectively. Federal net operating losses generated prior to 2018 will start to expire in 2032. Federal net operating losses generated after 2017 do not expire. The state net operating losses will begin to expire in 2027. The Company also has federal and state research and development tax credit carryforwards totaling $4.1 million and $28 thousand, respectively. The federal research and development credit carryforwards begin to expire in 2039, unless previously utilized. The state research and development credit carryforwards do not expire.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows (in thousands or percentages, as indicated):

	Year Ended December 31,
	2025
Federal statutory rate	$(13,322)	21.0%
State and local income tax, net of federal tax benefit	—	—
Tax credits
R&D tax credits	(585)	0.9
45X production credits	(176)	0.3
Valuation allowance	12,643	(19.9)
Non-taxable or non-deductible items
Stock compensation	1,091	(1.7)
Other	35	(0.1)
Uncertain tax position	293	(0.5)
Other adjustments	21	—
Effective tax rate	$—	—%

Year Ended December 31,
2024
Federal statutory tax rate	21.0%
State tax, net of federal tax benefit	1.6
Stock compensation	(2.0)
Non-deductible officer compensation	(0.8)
Permanent differences	(0.1)
Research and development tax credits	0.5
Valuation allowance	(20.2)
Effective tax rate	—%
The changes in the Company's uncertain tax positions are summarized as follows (in thousands):

Balance as of December 31, 2023	$1,457
Reductions related to prior year	(68)
Additions related to current year	397
Balance as of December 31, 2024	1,786
Additions related to prior year	4
Additions related to current year	289
Balance as of December 31, 2025	$2,079
During the years ended December 31, 2025 and 2024, the Company recognized uncertain tax positions of $0.3 million and $0.4 million, respectively, related to a reduction of the research and development credit deferred tax asset.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of 2025 and 2024.
The Company files federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all tax years since inception remain open to federal and state tax examination.
Utilization of net operating losses and research and development credit carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Code, as well as similar state provisions. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders. Due to the existence of the valuation allowance, limitations created by past ownership changes, if any, will not impact the Company’s effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, as well as changes that impact the availability of ITCs and PTCs. The enactment of the legislation did not have a material impact on our income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on our income tax rate in future years.
17.GOVERNMENT GRANTS
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
The PTC is recorded as the applicable items are produced and sold. The Company began earning PTCs in the third quarter of 2023. For the years ended December 31, 2025 and 2024, the Company recognized a PTC benefit of $0.8 million and $1.7 million, respectively, as a reduction of cost of revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, grant receivable related to the PTC in the amount of $0.8 million and $1.9 million, respectively, is recorded in prepaid expenses and other current assets on the consolidated balance sheets.
18.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Year Ended December 31,
	2025	2024
Product revenue	$1,031	$4,795
Service revenue	108	132
Other revenue	444	1,368
Total revenue	$1,583	$6,295
The majority of the Company’s revenue is derived from product sales of energy storage systems. During 2025 other revenue included engineering services related to product site deployment and customer reimbursements for freight and travel. Total revenue in 2025 was partially offset by reductions in revenue related to the wind down of active contracts for legacy business activities in connection with the shift to the Energy Base product offering as discussed within Item

7, Results of Operations and Note 22, Segment and Other Information. See Note 2, Significant Accounting Policies for further information regarding revenue recognition.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2025	December 31, 2024
Contract assets	$614	$332
Deferred revenue	5,656	19,637
Contract assets increased by $282 thousand during the year ended December 31, 2025 due to the recognition of revenues for which invoicing had not yet occurred. Deferred revenue decreased by $14.0 million during the year ended December 31, 2025, reflecting recognition of $2.7 million of revenue that was included in the deferred revenue balance at the beginning of the period, deposits reclassified to accrued and other current liabilities in anticipation of returning them to customers of $4.8 million, and deposits applied to the Sale and Leaseback Agreement with UOP of $6.5 million.
Deferred revenue of $0.4 million is expected to be recognized within the next 12 months and non-current deferred revenue of $5.3 million related to the non-refundable deposit discussed in Note 20, Related Parties, is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $1.0 million as of December 31, 2025.
19.DEFINED CONTRIBUTION PLAN
The Company has a 401(k) plan to provide defined contribution retirement benefits for all employees who have completed six months of service. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to annual limitations. The Company may make profit-sharing contributions at the discretion of the Board. Employee contributions are always fully vested. For the years ended December 31, 2025 and 2024, the Company contributed $0.6 million and $0.9 million respectively.
20.RELATED PARTY TRANSACTIONS
During the year ended December 31, 2025, the Company recognized revenue of $2.4 million for sales of both completed and in-process energy storage systems and core technology components, reimbursable expenses and extended warranty services provided to related parties. During the year ended December 31, 2024, the Company recognized revenue of $0.6 million for reimbursable expenses, sale and start up of energy storage systems, and extended warranty services provided to related parties.
As of December 31, 2025, the Company had recorded deferred revenue of $194 thousand for sales of extended warranty services and equipment purchases to related parties. As of December 31, 2024, the Company had recorded deferred revenue of $37 thousand for extended warranty services provided to related parties and $63 thousand of outstanding accounts receivable from related parties.
As of December 31, 2025 and 2024, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $5.3 million and $14.4 million, respectively, within non-current deferred revenue. As of December 31, 2025 and 2024, the value of the initial Performance Warrant issued to Honeywell was $0.6 million and $0.7 million, respectively, and included within other non-current assets in the consolidated balance sheets. During the year ended December 31, 2025, $0.1 million of the value of the initial Performance Warrant was amortized as an offset to the revenue recognized in the period.
See also Note 6, Intangible Assets, Net, Note 10, Financing Obligations and Note 13, Common Stock Warrants.

21.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	2025	2024
Numerator:
Net loss attributable to common stockholders	$(63,440)	$(86,222)
Denominator:
Weighted-average shares outstanding – basic and diluted	14,601,626	11,773,596
Net loss per share – basic and diluted	$(4.34)	$(7.32)

Due to the net losses for the years ended December 31, 2025 and 2024, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	2025	2024
Stock options	128,858	151,288
RSUs	786,188	1,123,890
Warrants	3,124,819	1,943,403
Total	4,039,865	3,218,581
22.SEGMENT AND OTHER INFORMATION
The Company has determined that its Chief Executive Officer is its chief operating decision maker (“CODM”). The Company operates as a single business operating segment, which includes all activities related to the design, engineering, and manufacturing of the Company’s long duration energy storage products. Accordingly, the CODM uses gross loss and net loss as reported in the consolidated statements of operations to assess financial performance and inform decisions on how to allocate resources. The financial information provided to the CODM does not contain significant disaggregated expenses outside of what is already disclosed in the consolidated statements of operations. The CODM does not evaluate results using asset or liability information.
Revenue from major customers during the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Customer A	$(1,557)	$2,804
Customer B	795	2,133
Customer C	2,341	548
The Company recognized a net reduction to revenue associated with Customer A in the current year due to a settlement agreement executed in December 2025 which resulted in a net settlement amount paid by the Company to settle all outstanding obligations with the customer.
Revenue was geographically located as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$3,037	$3,443
International	(1,454)	2,852
Total revenue	$1,583	$6,295
Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of December 31, 2025 and 2024.

23.SUBSEQUENT EVENTS
On January 29, 2026, the Company signed a securities purchase agreement with institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering registered under the Securities Act, an aggregate of 3,471,428 shares of common stock, Pre-Funded Warrants to purchase an aggregate of 5,100,000 shares of common stock at an exercise price of $0.00001 per share, and the 5,100,000 shares of common stock underlying the Pre-Funded Warrants at an offering price of $1.75 per share or $1.74999 per Pre-Funded Warrant, as applicable (the “Registered Direct Offering”). The Registered Direct Offering closed on January 30, 2026.
The net proceeds of the Registered Direct Offering were approximately $14 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.
As discussed in Note 10, Financing Obligations, on February 27, 2026, the Company drew the second tranche of the Promissory Note with Yorkville and signed a third amendment to the Promissory Note to revise the repayment schedule for a final maturity date of February 27, 2027.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting for so long as we qualify as a “smaller reporting company,” as defined under U.S. federal securities laws.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Promissory Note
On February 27, 2026, the Company drew the second tranche of the Promissory Note with Yorkville for $10 million, less the original issue discount of 8% and certain fees and expenses, and signed an amendment to the Promissory Note formalizing the revised repayment schedule. The second tranche will be payable in 12 periodic payments with a coupon rate of 3% and will now have a final maturity date of February 27, 2027. The remaining terms and provisions of the Promissory Note are unchanged.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2026 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference in our proxy statement relating to our 2026 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference in our proxy statement relating to our 2026 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference in our proxy statement relating to our 2026 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG, LLP; Portland, Oregon; Auditor Firm ID: 185.
The information required by this item is incorporated by reference in our proxy statement relating to our 2026 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules
The financial statements are set forth under “Part II - Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibit Listing

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Merger Agreement, dated as of May 6, 2021, by and among ACON S2 Acquisition Corp., SCharge Merger Sub, Inc. and ESS Tech, Inc.	8-K	001-39525	2.1	May 7, 2021
3.1	Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
3.4	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1	Warrant Agreement, dated September 16, 2020, by and between ACON S2 Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Description of Securities					X
4.3	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.4	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.5	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.6	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.7	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.8	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
4.9	Form of Warrant to Purchase Common Stock dated July 10, 2025	10-Q	001-39525	4.8	August 14, 2025
4.10	Warrant to Purchase Common Stock, dated October 14, 2025	8-K	001-39525	4.1	October 14, 2025
10.1	Form of Registration Rights Agreement	8-K	001-39525	10.4	May 7, 2021
10.2	Form of Subscription Agreement	8-K	001-39525	10.1	May 7, 2021

10.3	Stockholders’ Agreement, dated as of May 6, 2021, by and among ESS, SBE and BEV	8-K	001-39525	10.5	October 15, 2021
10.4#	Framework Agreement, dated as of March 31, 2021, by and between SBE US Holdings One, Inc. and ESS Tech, Inc.	S-4	333-257232	10.13	June 21, 2021
10.5	Office Lease Agreement, dated July 24, 2017, by and between ESS Tech, Inc. and Parkway Woods Business Park, LLC	S-4	333-257232	10.8	June 21, 2021
10.6†	2021 Equity Incentive Plan and form of award agreements thereunder	10-K	001-39525	10.9	March 2, 2023
10.7†	2021 Employee Stock Purchase Plan	10-K	001-39525	10.10	March 2, 2023
10.8†	Amended and Restated Outside Director Compensation Policy	10-K	001-39525	10.8	March 31, 2025
10.9†	Form of Indemnification Agreement	8-K	001-39525	10.2	October 15, 2021
10.10†	Employment Agreement, dated January 1, 2026, by and between ESS Tech, Inc. and Drew Buckley					X
10.11†	Separation and Release Agreement, dated February 13, 2025, by and between ESS Tech, Inc. and Eric Dresselhuys	10-K	001-39525	10.11	March 31, 2025
10.12	Common Stock and Warrant Purchase Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	10.1	November 14, 2023
10.13†	Executive Incentive Compensation Plan	10-K	001-39525	10.17	March 13, 2024
10.14#	Credit Agreement, dated November 1, 2024, by and between ESS Tech, Inc. and Export-Import Bank of the United States	10-K	001-39525	10.15	March 31, 2025
10.15†	Kelly Goodman Offer Letter	10-K	001-39525	10.16	March 31, 2025
10.16†	Kate Suhadolnik Offer Letter, dated August 16, 2021	10-Q	001-39525	10.3	November 13, 2025
10.17†	Employment Agreement by and between the Company and Jigish Trivedi, dated August 12, 2025	10-Q	001-39525	10.4	November 13, 2025
10.18	Standby Equity Purchase Agreement, dated July 9, 2025, by and between ESS Tech, Inc. and YA II PN, LTD.	8-K	001-39525	10.1	July 11, 2025
10.19	Sale and Leaseback Agreement, dated July 10, 2025, by and between the Company and UOP LLC	10-Q	001-39525	10.2	August 14, 2025
10.20	Promissory Note, dated October 14, 2025	8-K	001-39525	10.1	October 14, 2025
10.21	Amendment No. 1 to Promissory Note, dated November 12, 2025	10-Q	001-39525	10.6	November 13, 2025

10.22	Amendment No. 2 to Promissory Note, dated December 4, 2025	8-K	001-39525	10.1	December 5, 2025
10.23	Sales Agreement, dated November 13, 2025, by and between ESS Tech, Inc. and Yorkville Securities, LLC, BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated	8-K	001-39525	1.1	November 13, 2025
10.24	Amendment No. 3 to Promissory Note, dated February 27, 2026					X
19.1	ESS Tech, Inc. Insider Trading Policy	10-K	001-39525	19.1	March 31, 2025
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025
						X
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025
						X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025					X
97.1	Compensation Recovery Policy	10-K	001-39525	97.1	March 31, 2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
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

March 5, 2026
ESS TECH, INC.

	By:	/s/ Drew Buckley
Name: Drew Buckley
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kate Suhadolnik
Name: Kate Suhadolnik
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Drew Buckley and Kate Suhadolnik, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2026.

Signature	Title

/s/ Drew Buckley	Chief Executive Officer
Drew Buckley	(Principal Executive Officer)

/s/ Kate Suhadolnik	Chief Financial Officer
Kate Suhadolnik	(Principal Financial and Accounting Officer)

/s/ Harry Quarls	Chairman of the Board and Director
Harry Quarls

/s/ Michael Niggli	Founding Chairman and Director
Michael Niggli

/s/ Raffi Garabedian	Director
Raffi Garabedian

Director
Rich Hossfeld

/s/ Sandeep Nijhawan	Director
Sandeep Nijhawan

/s/ Kyle Teamey	Director
Kyle Teamey

/s/ Alexi Wellman	Director
Alexi Wellman