Form 10-Q
period 2026-03-31
ESS Tech, Inc.
filed 2026-05-07
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of May 4, 2026, the registrant had 29,389,170 shares of common stock, par value $0.0001, issued and outstanding.

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
•developments and projections relating to our competitors and industry;
•the impact of global events such as the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, U.S. interventions in Venezuela and Iran and, tensions in the Middle East, and macroeconomic developments, including global supply chain challenges, tariffs and trade restrictions, foreign currency fluctuations, instability in the financial markets, fluctuating inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
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
•recent transitions in our leadership team;
•the shipment, installation, and operation of our products;
•contract execution, including customer site readiness and acceptance of our products;
•our ability to enter into commercial or strategic partnerships or transactions and recognize benefits therefrom;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to successfully deploy the proceeds from prior and future offerings of equity and issuance of debt securities, other investments in our Company and any borrowing under our existing or future credit agreements;
•our ability to regain compliance with certain New York Stock Exchange (“NYSE”) listing requirements and maintain a trading market for our common stock; and
•other risks and uncertainties discussed in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,489	$14,477
Restricted cash, current	806	806
Accounts receivable, net	37	13
Short-term investments	5,966	7,557
Inventory	123	140
Prepaid expenses and other current assets	2,353	3,254
Total current assets	24,774	26,247
Property and equipment, net	16,293	17,224
Intangible assets, net	2,615	2,682
Operating lease right-of-use assets	3,341	3,767
Restricted cash, non-current	918	618
Other non-current assets	631	634
Total assets	$48,572	$51,172
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,333	$3,023
Accrued and other current liabilities	9,453	11,097
Accrued product warranties	985	985
Operating lease liabilities, current	1,851	1,784
Deferred revenue, current	346	359
Financing obligations, current	9,045	8,044
Total current liabilities	23,013	25,292
Operating lease liabilities, non-current	1,566	2,060
Deferred revenue, non-current - related parties	5,297	5,297
Common stock warrant liabilities	229	573
Financing obligations, non-current	8,992	9,291
Other non-current liabilities	29	41
Total liabilities	39,126	42,554
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 27,922,991 and 22,377,003 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	3	2
Additional paid-in capital	871,184	854,435
Accumulated deficit	(861,741)	(845,819)
Total stockholders' equity	9,446	8,618
Total liabilities and stockholders' equity	$48,572	$51,172

See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue	$122	$571
Revenue - related parties	6	28
Total revenue	128	599
Cost of revenue	7,166	8,746
Gross loss	(7,038)	(8,147)
Operating expenses
Research and development	2,625	2,478
Sales and marketing	254	1,950
General and administrative	3,863	5,571
Total operating expenses	6,742	9,999
Loss from operations	(13,780)	(18,146)
Other (expense) income, net
Interest (expense) income, net	(2,496)	216
Gain (loss) on revaluation of common stock warrant liabilities	344	(115)
Other income, net	10	19
Total other (expense) income, net	(2,142)	120
Net loss and comprehensive loss to common stockholders	$(15,922)	$(18,026)

Net loss per share - basic and diluted	$(0.54)	$(1.50)

Weighted-average shares used in per share calculation - basic and diluted	29,294,336	12,033,442
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	117,234	—	(13)	—	(13)
Stock-based compensation expense	—	—	1,234	—	1,234
Net loss	—	—	—	(18,026)	(18,026)
Balance as of March 31, 2025	12,103,750	$1	$812,483	$(800,405)	$12,079

Balance as of December 31, 2025	22,377,003	$2	$854,435	$(845,819)	$8,618
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	35,461	—	—	—	—
Stock-based compensation expense	—	—	789	—	789
Issuance of common stock under the ATM and RDO, net of issuance costs	4,623,075	1	7,621	—	7,622
Issuance of pre-funded common stock warrants	—	—	8,064	—	8,064
Issuance of common stock upon exercise of warrants	750,000	—	—	—	—
Issuance of common stock to non-employees for services rendered and assets purchased, net of issuance costs	137,452	—	275	—	275
Net loss	—	—	—	(15,922)	(15,922)
Balance as of March 31, 2026	27,922,991	$3	$871,184	$(861,741)	$9,446
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,922)	$(18,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,379	1,540
Non-cash interest expense (income)	2,477	(137)
Non-cash lease expense	426	361
Stock-based compensation expense	1,064	1,234
Change in fair value of common stock warrant liabilities	(344)	115
Other non-cash expenses, net	2	58
Changes in operating assets and liabilities:
Accounts receivable, net	(24)	(19)
Inventory	17	(1,243)
Prepaid expenses and other assets	904	2,130
Accounts payable	(1,732)	497
Accrued and other liabilities	(2,266)	(3,027)
Accrued product warranties	—	(1,260)
Deferred revenue	(13)	(62)
Operating lease liabilities	(427)	(399)
Net cash used in operating activities	(13,459)	(18,238)

Cash flows from investing activities:
Purchases of property and equipment	(930)	(762)
Maturities and purchases of short-term investments, net	1,655	14,014
Net cash provided by investing activities	725	13,252

Cash flows from financing activities:
Proceeds from issuance of common stock via ATM, net of issuance costs	2,133	—
Proceeds from issuance of common stock and common stock warrants via RDO, net of issuance costs	13,553	—
Proceeds from financing arrangements	9,200	—
Payments on financing obligations	(10,840)	—
Proceeds from stock options exercised	—	4
Repurchase of shares from employees for income tax withholding purposes	—	(17)
Net cash provided by (used in) financing activities	14,046	(13)

Net change in cash, cash equivalents and restricted cash	1,312	(4,999)
Cash, cash equivalents and restricted cash, beginning of period	15,901	15,195
Cash, cash equivalents and restricted cash, end of period	$17,213	$10,196
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Operating leases included in cash used in operating activities	$531	$438
Interest	341	—

Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	19	4,277

Cash and cash equivalents	$15,489	$8,422
Restricted cash, current	806	906
Restricted cash, non-current	918	868
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$17,213	$10,196
See accompanying notes to the condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) is a long-duration energy storage company specializing in iron flow battery technology. ESS designs and produces long-duration iron flow batteries predominantly using earth-abundant materials to provide more clean energy to utilities, independent power producers, and commercial industrial customers by offering reliable, safe, long-duration energy storage solutions.
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
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Basis and Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Project New Horizon, LLC, which was formed in October of 2025 and is wholly owned and controlled by the Company. The subsidiary and its activity is immaterial to the results and financial position of the Company as of March 31, 2026. All intercompany accounts and transactions have been eliminated upon consolidation.
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 5, 2026.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with the current year presentation. Inventory write-down and losses on noncancellable purchase commitments separately disclosed within the Statement of Cash Flows within the 2025 Q1 Form 10-Q were reclassified to Changes in inventory and Changes in accounts payable herein. This reclassification had no effect on the net cash used in operating activities.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the three months ended March 31, 2026, the Company incurred net losses of $15.9 million and used $13.5 million of cash in operating activities. As of March 31, 2026, the Company had unrestricted cash and cash equivalents of $15.5 million and short-term investments of $6.0 million, or total liquid assets of $21.5 million.
The continuation of the Company as a going concern is dependent upon its ability to obtain additional debt or equity financing and to generate profit from its operations. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings at all, or obtain them on favorable terms. Any such financing activities are subject to market conditions and accordingly involve factors that are outside the Company’s control. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than as described below.
Recently Issued Accounting Pronouncements—Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, and in January 2025 issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),which clarified the effective date of ASU 2024-03. ASU 2024-03 requires entities to disaggregate operating expenses into specific categories within the notes to the financial statements to provide enhanced transparency. The ASU will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants received by business entities. The ASU will be effective for fiscal years beginning after December 15, 2028. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, clarify interim disclosure requirements and the applicability of Topic 270. The amendments are effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes Codification updates to a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments within the ASU are effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
3.INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$4,699	$4,756
Work in process	2,587	2,403
Finished goods	—	—
Inventory, gross	$7,286	$7,159
Inventory reserves	(7,163)	(7,019)
Inventory	$123	$140
The balance of the Company’s inventory was written down by $7.2 million and $7.0 million from its cost to its net realizable value as of March 31, 2026 and December 31, 2025, respectively. Additionally, the Company has lower of cost or net realizable value (“LCNRV”) losses related to noncancellable purchase commitments which were $0.1 million as of both March 31, 2026 and December 31, 2025. These LCNRV losses related to noncancellable purchase commitments are reflected in the materials and related purchases component of accrued and other liabilities on the condensed consolidated balance sheets. For further details, refer to Note 9, Commitments and Contingencies.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$24,386	$24,413
Leasehold improvements	6,538	6,511
Furniture and fixtures	231	231
Software	764	764
Construction in process	5,687	4,303
Total property and equipment	37,606	36,222
Less accumulated depreciation	(21,313)	(18,998)
Total property and equipment, net	$16,293	$17,224
Depreciation expense related to property and equipment, net was $2.3 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
During the first quarter of 2026, management concluded it was necessary to reevaluate the usefulness of fixed assets based on the current stage of the Company’s ongoing research and development activities to support the Energy Base product offering and related technologies. The assessment resulted in an abandonment charge of $0.8 million, substantially all of which was recognized within cost of revenue in the consolidated statement of operations and comprehensive loss, based on the nature of the underlying assets. When an asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably between the commitment date and the cease use date. The abandonment charge was determined based on specific review of the underlying assets.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 11, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three months ended March 31, 2026 and 2025 was $67 thousand and $67 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(2,375)	$2,615	$4,990	$(2,308)	$2,682
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Amounts due to customers	$4,880	$6,750
Payroll and related benefits	772	1,604
Materials and related purchases	1,597	64
Professional and consulting fees	1,129	782
Accrued capital purchases	400	—
Noncancellable purchase commitments	80	55
Contingent liabilities	210	1,373
Other	385	469
Total accrued and other current liabilities	$9,453	$11,097

7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued product warranties - beginning of period	$985	$3,288
Accruals for warranties issued	—	94
Repairs and replacements	—	(1,306)
Adjustments to existing accruals	—	(48)
Accrued product warranties - end of period	$985	$2,028
8.FINANCING OBLIGATIONS
On July 10, 2025, the Company entered into a Sale and Leaseback Agreement with UOP, an affiliate of Honeywell, a related party, pursuant to which UOP agreed to purchase the stack assembly line used to build power module stacks for the Company’s products, including Energy Base, for a purchase price of $10.5 million (comprised of $4.0 million in cash and $6.5 million applied to certain pre-payments from UOP), and to lease such equipment back to the Company (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). The lease term is for 7 years unless terminated early. During the lease term, the monthly lease payment from the Company to UOP is $186 thousand, which is split between a reduction of principal and interest expense using the effective interest rate of 11%.
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
As of March 31, 2026, the carrying value of the financing obligation to UOP was $10.1 million.
Remaining future cash payments related to the financing liability, for the remainder of 2026 and thereafter are as follows (in thousands):

Year Ending December 31,	Annual Payment Obligation
2026	$837
2027	1,236
2028	1,378
2029	1,541
2030	1,721
Thereafter	3,416
Total	$10,129
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
The Promissory Note was subsequently amended to allow Tranche 2 to be drawn until February 28, 2026. The Company drew Tranche 2 on February 27, 2026, and signed a third amendment to the Promissory Note revising the Tranche 2 repayment schedule to be payable in 12 periodic payments, with a final maturity date of February 27, 2027. The remaining terms and provisions of the Promissory Note are unchanged.
In connection with the Promissory Note, the Company issued common stock warrants to Yorkville (the “Yorkville Promissory Note Warrants”) which were deemed legally detachable and separately exercisable. See Note 11, Common

Stock Warrants. The net proceeds of $36.5 million (after discount and issuance costs) were allocated between the Promissory Note and the Yorkville Promissory Note Warrants on the basis of relative fair value.
Early repayment is permitted. In the event of a default, the interest rate is increased to 18%. The effective interest rate on the outstanding balance and revised repayment schedule is 29%. Interest expense recognized on the Promissory Note during the three months ended March 31, 2026 was $2.4 million, of which $0.1 million was attributable to contractual interest and $2.3 million to amortization of the discount on the Promissory Note. As of March 31, 2026, the net carrying amount of the Promissory Note and the associated discount were $8.5 million and $0.6 million, respectively. The aggregate amount of principal outstanding of $8.5 million is due within 2026.
9.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. The Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
Letters of Credit
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2026, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during either of the three months ended March 31, 2026 and 2025.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of March 31, 2026, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws made against the letter of credit during the three months ended March 31, 2026 nor 2025.
The Company has a standby letter of credit with Bank of America for $0.3 million as security for its subsidiary’s performance under a 2025 customer agreement. The letter of credit is in effect through the expiration of the customer agreement, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2026, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2026 or since its inception.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States (“EXIM”), as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of March 31, 2026, the Company had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of both March 31, 2026 and December 31, 2025, total unfulfilled noncancellable purchase commitments were $0.1 million. In addition, total unfulfilled cancellable purchase commitments amounted to $0.8 million and $0.9 million as of March 31, 2026, and December 31, 2025, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. To date, $0.1 million of expenses have been incurred under the JDA. No expenses were incurred under the JDA during the three months ended March 31, 2026 nor March 31, 2025.
10.STOCKHOLDERS’ EQUITY
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
The shares of common stock purchased pursuant to an Advance Notice were purchased at a price equal to 97% of the lowest daily VWAP of the shares during the three consecutive trading days commencing on the date of the delivery of the Advance Notice. The Company may establish a minimum acceptable price in each Advance Notice below which it will not be obligated to make any sales to the Investor. The Company fully utilized the SEPA program as of December 31, 2025.
Yorkville ATM Program
On November 13, 2025, in connection with an at-the-market offering program, the Company entered into a sales agreement with Yorkville Securities, BMO Capital Markets Corp., Canaccord Genuity LC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated. During the three months ended March 31, 2026, the Company sold 1,151,647 shares of common stock for total proceeds, net of commission fees, of $2.1 million.
Registered Direct Offering
In January 2026, the Company issued an aggregate of 3,471,428 shares of common stock and pre-funded warrants to purchase an aggregate of 5,100,000 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 registered under the Securities Act (the “RDO”). The RDO closed on January 30, 2026. Total proceeds, net of issuance costs, were $13.6 million.
11.COMMON STOCK WARRANTS
The following tables summarize the number of shares of common stock issuable upon exercise of the respective warrants and the activities in the number of shares of common stock as of the dates indicated:

	December 31, 2025	Issued	Exercised	March 31, 2026
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Bridge Financing Warrants	129,312	—	—	129,312
Promissory Note Warrants	1,052,104	—	—	1,052,104
RDO Warrants	—	5,100,000	(750,000)	4,350,000
Total common stock warrants	3,124,819	5,100,000	(750,000)	7,474,819

	December 31, 2024	Issued	Exercised	March 31, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2026, the Company recorded a net decrease to the common stock warrant liabilities of $344 thousand. For the three months ended March 31, 2025, the Company recorded a net decrease to the common stock warrant liabilities of $115 thousand.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant are subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of March 31, 2026 and December 31, 2025, 833 shares underlying the warrant were vested.

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
Yorkville Promissory Note Warrants
On October 14, 2025, the Company issued the Yorkville Promissory Note Warrants exercisable for an aggregate number up to 1,052,104 shares of common stock to Yorkville, in connection with the Promissory Note issued on the same date. The warrants were issued at an exercise price of $9.98 per share, or, under certain circumstances, pursuant to net exercise. The exercise period commenced on October 14, 2025 and will be exercisable until the earlier of (i) October 14, 2030 or (ii) the acquisition of the Company by another entity or the sale, lease or other disposition of all or substantially all of the assets of the Company and its subsidiaries to any party not wholly-owned by the Company (if such events were to occur).
RDO Warrants
On January 30, 2026, the Company issued warrants exercisable for an aggregate number of up to 5,100,000 shares of common stock via the RDO which closed on the same date (the “RDO Warrants”). The warrants were pre-funded at an exercise price of $1.75, of which $1.74999 was paid via the pre-funding as of January 30, 2026. The warrants have no expiration date.

12.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$71	$620
Research and development	99	202
Sales and marketing	13	186
General and administrative	606	226
Total stock-based compensation	$789	$1,234
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the 2021 Plan was increased by 1,017,333 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 3,370,658 shares of common stock as of March 31, 2026.
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
As of March 31, 2026, there were 382,302 shares available for future grant under the 2021 Plan.
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the three months ended March 31, 2026 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2025	128,858	$9.63	3.83	$—	786,188	$7.40
Options and RSUs granted	989,985	1.53			830,008	1.44
Options exercised and RSUs released	—	—			(35,461)	8.51
Options and RSUs forfeited	(6,964)	76.14			(339,395)	1.92
Balances as of March 31, 2026	1,111,879	$2.04	9.18	$—	1,241,340	$4.88

Options vested and exercisable - December 31, 2025	124,742	$9.24	3.70	$—
Options vested and exercisable - March 31, 2026	117,778	$5.28	3.66	$—

The aggregate intrinsic value of stock options is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. For options granted during the three months ended March 31, 2026, the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $1.57 per option. No options were granted during the three months ended March 31, 2025.
In accordance with ASC 718, the fair value of each option grant during the three months ended March 31, 2026 has been estimated as of the date of grant using the following weighted average assumptions:

Three Months Ended March 31, 2026
Risk-free rate	4.20%
Expected volatility	287.94%
Expected term	6.09 years
Expected dividends	—
As of March 31, 2026, there was approximately $4.2 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3.79 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three months ended March 31, 2026 and March 31, 2025 was $19 thousand and $51 thousand, respectively.
The number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2041 fiscal year, in an amount equal to the lesser of (i) 204,000 shares, (ii) one percent (1%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the 2021 Plan was increased by 204,000 shares in accordance with the plan and as approved by our compensation committee of our board of directors. As of March 31, 2026, there were 239,176 shares available for future grant under the 2021 ESPP Plan.
Stock-based Payments to Nonemployees
The Company compensated certain vendors and third parties, including MZHCI, LLC pursuant to an agreement to provide investor relations consulting services to the Company, for services rendered and assets purchased partially through issuance of common stock. Stock-based compensation expense to nonemployees for the three months ended March 31, 2026 was $0.3 million. No stock-based compensation expense to nonemployees was incurred for the three months ended March 31, 2025.

13.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$8,388	$—	$8,388
U.S. Treasury securities	3,193	4,777	7,970
Total Level 1	11,581	4,777	16,358
Level 2:
Commercial paper	3,282	1,189	4,471
Total Level 2	3,282	1,189	4,471
Total assets measured at fair value	$14,863	$5,966	$20,829

	December 31, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$9,191	$—	$9,191
U.S. Treasury securities	—	793	793
Total Level 1	9,191	793	9,984
Level 2:
Commercial paper	2,792	6,764	9,556
Total Level 2	2,792	6,764	9,556
Total assets measured at fair value	$11,983	$7,557	$19,540
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$229	—	—	$229
Total liabilities measured at fair value	$229	$—	$—	$229

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$573	—	—	$573
Total liabilities measured at fair value	$573	$—	$—	$573
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
Level 2 Assets: The Company invests in commercial paper. These assets are valued using observable inputs that reflect quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals).
Level 1 Liabilities: The Company values its public common stock warrants based on the market price of the warrants.
For trading securities held at the reporting date, net losses recorded during the three months ended March 31, 2026 and 2025 were immaterial.
14.INCOME TAXES
The Company did not record an income tax provision for the three months ended March 31, 2026 and 2025, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
15.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue	$(11)	$407
Service revenue	10	28
Other revenue	129	164
Total revenue	$128	$599
The majority of the Company’s revenue is derived from product sales of energy storage systems and from extended warranty services.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$729	$614
Deferred revenue	5,643	5,656
Contract assets increased by $115 thousand during the three months ended March 31, 2026 due to the recognition of revenues for which invoicing had not yet occurred. See further discussion in Note 18, Segment and Other Information. Deferred revenue decreased by $13 thousand during the three months ended March 31, 2026 reflecting the recognition of revenue that was included in the deferred revenue balance at the beginning of the period.
Deferred revenue of $0.3 million is expected to be recognized within the next 12 months and non-current deferred revenue of $5.3 million is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $0.9 million as of March 31, 2026, for which timing of recognition is uncertain.

16.RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2026 and March 31, 2025, the Company recognized revenue of $6 thousand and $28 thousand, respectively, for reimbursable expenses and extended warranty services provided to related parties.
As of March 31, 2026, the Company had $189 thousand of deferred revenue for extended warranty services and equipment purchases to related parties. As of December 31, 2025, the Company had $194 thousand of deferred revenue for extended warranty services provided to related parties and no outstanding accounts receivable from related parties.
As of March 31, 2026 and December 31, 2025, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $5.3 million within non-current deferred revenue. As of March 31, 2026 and December 31, 2025, the value of the initial Performance Warrant issued to Honeywell was $0.6 million, and included within other non-current assets in the condensed consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
See also Note 5, Intangible Assets, Net, Note 8, Financing Obligations and Note 11, Common Stock Warrants.
17.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(15,922)	$(18,026)
Denominator:
Weighted-average shares outstanding – basic and diluted	29,294,336	12,033,442
Net loss per share – basic and diluted	$(0.54)	$(1.50)
Due to the net losses for the three months ended March 31, 2026 and 2025, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. In accordance with ASC 260, Earnings Per Share, the 5,100,000 shares of common stock underlying the pre-funded RDO Warrants were considered outstanding common shares as of January 30, 2026, the date the warrants were issued, given they are do not contain vesting conditions and are issuable for little cash consideration. As of March 31, 2026, 4,350,000 of the RDO Warrants remained unexercised but are included in common shares outstanding in the calculation of loss per share. See Note 11, Common Stock Warrants.
The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Stock options	1,111,879	141,964
RSUs	1,241,340	718,353
Warrants (excludes 4,350,000 pre-funded warrants outstanding, included in weighted-average shares outstanding above)	3,124,819	1,943,403
Total	5,478,038	2,803,720
18.SEGMENT AND OTHER INFORMATION
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

During the three months ended March 31, 2026 and March 31, 2025, one customer accounted for 96% and 94% of total revenue, respectively. The Company’s revenue is derived from U.S. and international customers but during the three months ended March 31, 2026 was derived only from customers in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our batteries provide more clean energy every day to utilities, independent power producers, and commercial industrial customers, offering a path to carbon free energy supply. ESS batteries offer flexible, frequent cycling capabilities which can offer higher value clean energy when it is needed, and support a variety of grid conditions. Our technology addresses energy delivery, duration and cycle-life in a single battery platform that compares favorably to lithium-ion batteries, the most widely deployed alternative technology. Using our iron flow battery technology, we have developed a variety of products to provide reliable, safe, long-duration energy storage solutions. Our first energy storage product, the Energy Warehouse, was our ‘behind-the-meter’ solution (referring to solutions that are located on the customer’s premises, behind the service demarcation with the utility) that was used for initial testing and technology validation. Our product offering evolved to a larger scale energy storage product with the Energy Center, designed for either ‘behind-the-meter’ or ‘front-of-the-meter’ (referring to solutions that are located outside the customer’s premises, typically operated by the utility or by third-party providers who sell energy into the grid, often known as independent power producers) deployments specifically for utility and large commercial and industrial consumers, before the launch of our 10+ hour Energy Base product. We also offer productized versions of our core technology components for integration into third-party systems.
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

Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, tensions in the Middle East, tensions in the Middle East, U.S. interventions in Venezuela, and other areas of geopolitical tension around the world, and how they have and may continue to adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2025 and the first quarter of 2026 we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. Some or all of these negative trends may continue during the remainder of 2026. While the Company has not experienced any significant impacts from these disruptions to date, future impacts are unknown and they could adversely affect our business, supply chain, partners or customers.
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
Impact of Legislative Developments
On August 16, 2022, the President of the United States signed into law the IRA, which extended the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”) and made significant changes to the tax credit regime that applies to solar and energy storage products. As a result of changes made by the IRA, the ITC for solar generation projects was extended until at least 2033 and expanded to include stand-alone battery storage projects. This expansion provided more certainty on the tax incentives available to stand-alone battery storage projects in the future. Subject to recently enacted legislation discussed below, we believe the IRA will increase demand for our services due to the extensions and expansions of various tax credits that are critical for our customers’ economic returns, while also providing more certainty in and visibility into the supply chain for materials and components for energy storage systems. On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code and Section 45X PTCs as discussed further below, but the Company’s domestic manufacturing and supply chain structure generally should benefit from the addition of foreign entity of concern limitations. We are continuing to evaluate the overall impact and applicability of the IRA and OBBB as guidance is issued and further legislative changes are enacted, including the passage of comparable legislation in other jurisdictions, to our results of operations going forward.
Section 45X of the Code, as enacted by the IRA, currently provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to additional qualification requirements in the recently enacted OBBB as discussed further below, including qualifications for integrated components sold after December 31, 2026 to the effect that any primary component integrated into a secondary component must be produced within the same manufacturing facility, at least 65 percent of the total direct material costs of the secondary component must be attributable to primary components which are domestically mined, produced or manufactured, and the secondary component must be sold to a third party. The Section 45X PTC may be refundable by the Internal Revenue Service (the “IRS”) or saleable to unrelated third parties. We continue to evaluate the impact of the OBBB; however, we expect these credits will have a positive impact on our gross margins in the future. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility.
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

Results of Operations
Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$128	$599	$(471)	(79)%
Cost of revenue	7,166	8,746	(1,580)	(18)
Gross profit (loss)	(7,038)	(8,147)	1,109	(14)%
Operating expenses
Research and development	2,625	2,478	147	6
Sales and marketing	254	1,950	(1,696)	(87)
General and administrative	3,863	5,571	(1,708)	(31)
Total operating expenses	6,742	9,999	(3,257)	(33)%
Loss from operations	(13,780)	(18,146)	4,366	(24)%
Other (expense) income, net
Interest (expense) income, net	(2,496)	216	(2,712)	(1256)
Gain (loss) on revaluation of common stock warrant liabilities	344	(115)	459	(399)
Other income, net	10	19	(9)	(47)
Total other (expense) income, net	(2,142)	120	(2,262)	(1885)%
Net loss and comprehensive loss to common stockholders	$(15,922)	$(18,026)	$2,104	(12)%
__________________
N/M = Not meaningful
Revenue
Revenue decreased by $0.5 million or 79% from $0.6 million for the three months ended March 31, 2025 to $0.1 million for the three months ended March 31, 2026 as a result of decreased sales volume as we continue to wind down existing contracts while developing the next product offering in the Energy Base. For the three months ended March 31, 2026, we recognized revenue for site preparation work and extended warranty services. For the three months ended March 31, 2025, we delivered and recognized revenue for Energy Centers, other related equipment, and extended warranty services.
Cost of revenue
Cost of revenue decreased by $1.6 million or 18% from $8.7 million for the three months ended March 31, 2025 to $7.2 million for the three months ended March 31, 2026 as a result of fewer deliveries of equipment to customers. The volume driven decreases were partially offset by an increase in depreciation expense of $0.8 million related to abandonment of certain fixed assets as discussed within Note 4, Property and Equipment, Net, as well as an increase in expense related to inventory reserves of $1.0 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Operating expenses
Research and development
Research and development expenses increased by $0.1 million or 6% from $2.5 million for the three months ended March 31, 2025 to $2.6 million for the three months ended March 31, 2026. The increase was driven by purchases of intellectual property of $0.9 million, partially offset by reductions in personnel-related expenses, including stock-based compensation.
Sales and marketing
Sales and marketing expenses decreased by $1.7 million or 87% from $2.0 million for the three months ended March 31, 2025 to $0.3 million for the three months ended March 31, 2026. The decrease is driven by reduced personnel-related expenses, including stock-based compensation, decreased outside services and professional expenses, and marketing and trade show expenses.

General and administrative
General and administrative expenses decreased by $1.7 million or 31% from $5.6 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026. The decrease is due to decreased outside services and professional expenses.
Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net was $2.5 million of interest expense for the three months ended March 31, 2026, compared to $0.2 million of interest income for the three months ended March 31, 2025. The interest income was earned on our short-term investment portfolio. In the three months ended March 31, 2026, interest income was offset by interest incurred on the Yorkville Promissory Note and sale-leaseback financing obligation.
Gain (loss) on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in gains of $344 thousand and losses of $115 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income, net
Other income, net was $10 thousand for the three months ended March 31, 2026 compared to $19 thousand for the three months ended March 31, 2025. The decrease of 47% during the three months ended March 31, 2026 was due to a lack of recurrence of immaterial miscellaneous income from the disposal of excess materials in 2025.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the three months ended March 31, 2026, we incurred net losses of $15.9 million and used $13.5 million of cash in operating activities. As of March 31, 2026, we had unrestricted cash and cash equivalents of $15.5 million and short-term investments of $6.0 million, or total liquid assets of $21.5 million.
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
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based our near-term operating cash flow requirements on certain assumptions, including that cash usage in the latter half of 2025 is predictive of needs in 2026, and no other significant unanticipated contingencies will arise. These assumptions may be inaccurate, and we may use our available capital resources sooner than we currently expect. In addition, we may not be successful in raising additional funds.
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
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2026, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2026 and 2025.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is in effect until May 19, 2026. As of March 31, 2026, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three months ended March 31, 2026 and March 31, 2025.

We have a standby letter of credit with Bank of America for $0.3 million as security for our subsidiary’s performance under a 2025 customer agreement. The letter of credit is in effect through the expiration of the customer agreement, which is anticipated to be more than a year from the balance sheet date. As of March 31, 2026, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three months ended March 31, 2026 or since its inception.
On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of March 31, 2026, we had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone. See Note 9, Commitments and Contingencies, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
On October 14, 2025, we entered into an unsecured promissory note, which was subsequently amended, with Yorkville in the aggregate principal amount of up to $40 million, in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note, as amended, accrues interest at a rate of 3% per annum and matures on February 27, 2027. As of the date of this report, we have repaid $33 million of the principal amount of the Promissory Note.
On November 13, 2025, in connection with an “at the market offering” program, we entered into a Sales Agreement (the “Sales Agreement”) with Yorkville Securities, LLC (“Yorkville Securities”), BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated (the “Agents”) pursuant to which we may sell, from time to time, shares of our common stock during the term of the Sales Agreement, through the Agents acting either as agent or principal. We filed a prospectus supplement with the SEC relating to the offer and sale of our common stock having an aggregate gross sales price of up to $75 million pursuant to the Sales Agreement. We intend to use the net proceeds from the offering, if any, in compliance with the terms of the Promissory Note, which generally requires that proceeds first be used to satisfy any installment payments under the Promissory Note due within thirty days. After any such payments, 80% of the remaining proceeds from this offering will be used to satisfy installment payments under the Promissory Note in direct order of maturity until the Promissory Note is repaid in full. In respect of the remaining 20% of proceeds that we may receive while the Promissory Note is outstanding, and all net proceeds we may receive following the repayment of the Promissory Note, we intend to use such net proceeds for working capital and general corporate purposes.
On January 29, 2026, the Company signed a securities purchase agreement with institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering registered under the Securities Act, an aggregate of 3,471,428 shares of common stock, pre-funded warrants to purchase an aggregate of 5,100,000 shares of common stock at an exercise price of $0.00001 per share, and the 5,100,000 shares of common stock underlying the pre-funded warrants at an offering price of $1.75 per Share or $1.74999 per pre-funded warrant, as applicable. The RDO closed on January 30, 2026. The net proceeds of the RDO were approximately $13.6 million, after deducting placement agent fees and expenses and other estimated offering expenses payable by the Company.

The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(13,459)	$(18,238)
Net cash provided by investing activities	725	13,252
Net cash provided by (used in) financing activities	14,046	(13)
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of payment of accounts payable and accrued and other liabilities, costs related to research and development, and other general and administrative activities.
Net cash used in operating activities was $13.5 million for the three months ended March 31, 2026, which is comprised of net loss of $15.9 million partially offset by non-cash interest expense of $2.5 million, depreciation and amortization expense of $2.4 million, stock-based compensation of $1.1 million, and non-cash lease expense of $0.4 million. Net changes in operating assets and liabilities used $3.5 million of cash driven by decreases in accounts payable, accrued and other current liabilities, and operating lease liabilities, partially offset by a decrease in prepaid expenses and other assets.
Net cash used in operating activities was $18.2 million for the three months ended March 31, 2025, which is comprised of net loss of $18.0 million, and non-cash interest income of $0.1 million, partially offset by stock-based compensation of $1.2 million and depreciation and amortization expense of $1.5 million. Net changes in operating assets and liabilities used $3.4 million of cash driven by an increase in accrued and other current liabilities, a decrease in inventory, increases in accrued product warranties, operating lease liabilities and deferred revenue, and an increase in accounts receivable, partially offset by an increase in accounts payable and a decrease in prepaid and other current assets.
Cash flows from investing activities:
Cash flows from investing activities have been comprised primarily of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2026, and $13.3 million for the three months ended March 31, 2025, and in both periods related to maturities of short-term investments partially offset by purchases of property and equipment.
Cash flows from financing activities:
Cash flows from financing activities to date have consisted of the Business Combination and the issuance of debt and equity securities and loan agreements.
Net cash provided by financing activities was $14.0 million for the three months ended March 31, 2026, which consisted of proceeds from the issuances of common stock under the ATM and issuances of common stock and pre-funded warrants under the RDO, partially offset by net repayments on financing obligations.
Net cash provided by financing activities was $13 thousand for the three months ended March 31, 2025, which consisted of proceeds from stock options exercised offset by repurchases for shares from employees for income tax withholding purposes.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of March 31, 2026 consist of lease commitments and three standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement, in support of our customs and duties due on imported materials, and as security for our subsidiary’s performance under a 2025 customer agreement. They are secured by a total of $1.0 million pledged as collateral. Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were no draws against the letters of credit during the three months ended March 31, 2026 and 2025. Additionally, we are committed to noncancellable purchase commitments of $0.1 million as of March 31, 2026 and to reimburse UOP a minimum of $7.9 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect amounts reported in the statements. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
Producing long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still in the early stage of commercialization and have faced and may continue to face significant challenges in completing the development of our various energy storage products and in producing our energy storage products in commercial volumes. Some of the challenges that could prevent the successful scaling of our iron flow battery products include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle-life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of the final manufacturing processes and specifications.
As of March 31, 2026, we had limited deployment of our energy storage products and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
As of March 31, 2026, we had limited Energy Warehouse and Energy Center products fully deployed. Production and productized versions of our Energy Base product and core component technology are still under development. We have experienced various quality and performance issues with units that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate significant revenues or attain profitability.
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
In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2025 and the first quarter of 2026, we experienced supply constraints, increased shipping delays for certain customer contracts, and delays in timing of payments from some of our customers. Some or all of these negative trends may continue during the remainder of 2026.
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
Our ability to successfully implement our overall business strategy relies on our ability to reduce development and manufacturing costs in the future and thereby lower our selling price. Our cost reduction strategy is based on the assumption that increases in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design, reducing the cost of capital and technology improvements (including stack life and projected power output). Its successful implementation also depends on a number of factors, some of which are beyond our control, including the impact of inflation, tariffs, and the timely delivery of key supplies at reasonable prices. For example, our current supply imbalance may result in additional costs that exceed our current expectations. There is no assurance that our cost reduction strategy will be successful and failure to achieve our cost reduction targets could have a material adverse effect on our business, financial condition and results of operations.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the three months ended March 31, 2026 and March 31, 2025, we had $15.9 million and $18.0 million in net losses, respectively, and as of March 31, 2026 we had $861.7 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
We expect, based on our sales pipeline, to grow revenues over time. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for iron flow battery storage products, increased competition, or our inability to accelerate our pipeline development and fulfill orders to capitalize on growth opportunities. If we are not able to continue to generate and grow revenue and raise the capital necessary to support our operations, we may be unable to continue as a going concern.
There is substantial doubt about our ability to continue as a “going concern”.
We will require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $21.5 million at March 31, 2026. Given our recurring history of losses and an insufficient amount of cash available to fund our ongoing operations for the next year, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability to continue as a going concern within at least 12 months after the issuance of such financial statements.
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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from our Energy Base product and the servicing thereof while our core component technology productization and future product offerings are under development. Given that our business currently depends on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
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
We have encountered and in the future may again encounter attempts at gaining unauthorized access to our network. We routinely run security checks to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of company and customer data and our intellectual property may be compromised as a result of human error, including errors, omissions, or misconduct by employees or contractors, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. We utilize third-party contractors to perform certain functions for us, and they face security risks similar to us. Further, retaliatory acts in response to Western sanctions could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.
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
The availability and effectiveness of our energy storage products and our ability to conduct our business and operations, depend on the continued operation of IT and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, as well as systems used by third parties on which we rely, will be vulnerable to damage or interruption caused by power outages, climate change and natural disasters, interruptions or vulnerabilities related to the integration of artificial intelligence, and other factors beyond our control or which we do not presently anticipate, including technical defects or errors. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We have experienced and in the future expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate storing and otherwise processing confidential business information of ourselves and third parties, as well as personal information and other data. Advances in artificial intelligence (AI) and other technologies may increase our cybersecurity risks. The already increasing sophistication and expertise among hackers may be magnified through the malicious use of AI technologies that have the potential to dramatically increase the speed and impact of cyberattacks, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other sensitive data, such as data that is subject to export control regulations and controlled unclassified information that is subject to other federal regulations. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or to data that is processed or maintained in our business.
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
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including current and recent tariffs applicable to certain electronic materials and components of our products. These tariffs include Section 301 tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018, the additional fentanyl-related tariff on most Chinese-origin goods and some Canadian- and Mexican-origin goods as implemented by the U.S. government between February 2025 and February 2026, and the reciprocal tariffs implemented by the U.S. government on imports from most U.S. trading partners between April 2025 and February 2026. Further, the United States has implemented or scheduled additional global sector-specific Section 232 tariffs on various items, including certain steel and aluminum products, automobiles and automotive components, and copper products. After the Supreme Court held that the fentanyl-related and reciprocal tariffs implemented under the International Emergency Economic Powers Act were ultra vires, the United States ceased collection of these tariffs and implemented a global, 10 percent tariff on many of the same items under authorities provided in Section 122 of the Trade Act of 1974.
The U.S. government is in the process of establishing a system to automate the processing of refunds for previous payments made in connection with the tariffs imposed under the International Emergency Economic Powers Act, but the timing, availability, and amount of such refunds we may be able to seek is uncertain, as is whether or how U.S. tariff policy might change in the future or how other countries may retaliate or respond to changing U.S. tariff policies. For example, additional tariffs may be forthcoming under Section 232, Section 301, Section 122, Section 338, and/or other legal authorities, and the U.S. government has already initiated investigations in furtherance of such potential additional tariffs.

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
We have engaged and may continue to engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
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
We have entered and may in the future enter into strategic partnerships, joint ventures and licensing arrangements to expand our business and enter into new markets. However, there is no assurance that we will be able to consummate any such arrangements as contemplated to commercialize our energy storage products. There is also no assurance that we will be able to realize the benefits of any such arrangements even if we do enter into such strategic partnerships, joint ventures and licensing arrangements and there is always a risk that either party may be unable to comply with its delivery, payment, or other obligations under any such arrangement. The occurrence of any such risks may result in diminished potential value of these types of relationships to us. For example, in 2022 we entered into a strategic partnership with Energy Storage Industries Asia Pacific (“ESI”) and a framework agreement with Sacramento Municipal Utility District (“SMUD”). We delivered Energy Warehouse systems to ESI from 2022 through early 2025 to fulfill their orders. We agreed to move forward separately from our 2022 agreement in late 2025 and recognize the opportunity to work together again in the future, although ESI is under no obligation to place additional orders with us. We made the first delivery of our systems to SMUD during the second quarter of 2023, but the task authorization supporting the Energy Warehouse pilot and the next phase order of our Energy Center expired on December 31, 2024, and while we are in discussions for future task authorizations, SMUD is under no obligation to continue the task authorization or place additional orders with us.
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
Although we currently primarily operate in the United States, we continue to expand our business internationally. Any expansion internationally could subject our business to risks associated with international operations, including legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the United States, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, export controls, foreign direct investment review regimes, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs and tax liabilities, impact our ability to sell and service our products, impose limitations on how we run our business, prevent us from acquiring foreign business or from acquiring certain stakes in certain businesses, and require significant management attention, and may harm our business if we are unable to manage them effectively.
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
We have collected and processed certain information about our customers and about individuals and will be subject to various laws and regulations relating to privacy, data protection and cybersecurity.
We collect and process certain battery data required for performance monitoring, safety and serviceability. This information is transmitted to our control center and stored. Such data currently is limited to battery operational and safety parameters. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors, and contractors. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations, such as regulations pertaining to controlled unclassified information or data that is subject to export control laws. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and cybersecurity are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and compliance with them can be difficult. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources in order to comply with laws, regulations, and other obligations relating to privacy and cybersecurity. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or cybersecurity laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.
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
In addition to the foregoing, on July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027, and the ITC under Section 48(a) has fully terminated for solar projects that did not begin construction by December 21, 2024. However, the sunset dates for ITCs for energy storage projects remain largely unchanged from the IRA. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. Such foreign entity restrictions will apply not only to our customers but also to our energy storage technology manufacturing business for purposes of qualifying for the ITCs, PTCs, and Section 45X PTCS, but our domestic manufacturing and supply chain structure generally should benefit from the addition of these foreign entity of concern ("FEOC”) limitations, subject to our review of recently issued and future FEOC guidance. In addition to the foregoing legislative changes, on July 7, 2025, the President of the United States issued an Executive Order which directed the Secretary of the Treasury, within 45 days of the enactment of the OBBB, to enforce termination of the ITC for solar by issuing new and/or revised guidance related to established beginning of construction rules. In response to such Executive Order, the IRS issued Notice 2025-42 on August 15, 2025 that limits the methods that developers can use to determine whether they have begun construction for solar projects, in particular, removing a prior 5% safe harbor for beginning of construction (except for low-output solar facilities), Although Notice 2025-42 by its terms does not address energy storage technology and thus would not exclude it from such limitations, we cannot predict with certainty what such guidance will say, or how it will impact our customers or our business going forward.
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
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the three months ended March 31, 2026, we have incurred net losses of $15.9 million and used $13.5 million of cash in operating activities. As of March 31, 2026, we had unrestricted cash and cash equivalents of $15.5 million and short-term investments of $6.0 million, or total liquid assets of $21.5 million.
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
We may issue additional shares of our common stock or other equity securities in the future including pursuant to an ATM offering under our ATM program pursuant to which we can offer and sell our common stock having an aggregate gross sales price of up to $75 million and in connection with, among other things, future acquisitions or grants under the 2021 Plan and the ESPP without stockholder approval in a number of circumstances. Sales of our common stock in an ATM offering will also depend upon market conditions and other factors, including our liquidity needs, our trading volume and the share price of our common stock during the applicable pricing period for each sale.
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
On November 1, 2024, we entered into a Credit Agreement by and between the Company, as borrower, and Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. As of March 31, 2026, we had no outstanding borrowings under the Credit Agreement. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone.
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
Additionally, on October 14, 2025, we issued a Promissory Note to Yorkville, which was subsequently amended, in the aggregate principal amount of up to $40 million (the “Promissory Note”), in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note contains customary events of default.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to an ATM offering under our ATM program pursuant to which we can offer and sell our common stock having an aggregate gross sales price of up to $75 million. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In particular, because the purchase price per share to be paid by the investors for shares of common stock that we may elect to sell in an ATM offering would fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, the number of shares of common stock that we would sell in such an offering, the purchase price per share or the net proceeds that we would receive from those purchases in such an offering. At a lower purchase price per share or if our need for additional liquidity is greater or occurs sooner than expected, we may also sell a correspondingly larger number of shares in an ATM offering. Further, the resale by the Investor of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.
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
Any issuance of securities under the shelf registration statement may cause stockholders to experience significant dilution of their ownership interests and any sales of securities by us or our stockholders under the registration statements could have a material adverse effect on the market price for our common stock. For example, we sold an aggregate of 6,458,634 shares of common stock at a weighted average sales price of $3.87 per share under the SEPA and issued an additional 157,768 shares of common stock as a commitment fee, each of which were dilutive to our shareholders. Sales of our common stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.
We have warrants outstanding that are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 31, 2026, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock at an exercise price of $64.44 per share, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement; the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock at an exercise price of $28.35 per share; the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock at an exercise price of $43.50 per share; and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock at an exercise price of $21.75 per share; Bridge Financing Warrants held by Yorkville exercisable for up to 129,312 shares of common stock at an exercise price of $3.48 per share; Promissory Note Warrants exercisable for an aggregate number of up to 1,052,104 shares of common stock at an exercise price of $9.98 per share; and RDO warrants held by various investors exercisable for up to 4,350,000 shares of common stock at an exercise price of $1.75, of which $1.74999 was paid via the pre-funding as of January 30, 2026.
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
To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of our common stock. For further information, see Note 11, Common Stock Warrants, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
The terms of our warrants may be amended from time to time.
Our Public Warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. We may also lower the exercise price for our Public Warrants in our sole discretion at any time prior to the expiration date, subject to compliance with certain notice and timing requirements. The warrant issued to SMUD, the Investment Warrant, the IP Warrant, the initial Performance Warrant, the Yorkville Promissory Note Warrants, and the RDO Warrants may all be amended with the consent of the respective holders thereof. The Bridge Financing Warrants may be amended with the consent of the holders of 50% of the aggregate amount outstanding of such warrants.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Investor Relations Agreement
On December 29, 2025, we entered into an agreement with MZHCI, LLC to provide investor relations consulting services for an initial term of six months. We agreed to, among other things, issue MZHCI $199,999.92 worth of our restricted common stock, vesting in equal monthly increments over 12 months. The Company issued 9,363 shares to MZHCI on the 29th of each month from December 2025 through March 2026 and such securities were exempt from registration under Section 4(a)(2) of the Securities Act. The Company also agreed to provide performance bonuses if certain criteria are met, in the form of cash or restricted common stock (at the discretion of the Company).
VoltStorage Asset Purchase Agreement
On February 10, 2026, the Company entered into an asset purchase agreement with VoltStorage Gmbh (“VoltStorage”) pursuant to which the Company acquired certain fixed assets of VoltStorage in exchange for 100,000 shares of our common stock and $750,000. The shares were issued effective February 12th, 2026. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances were made in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, including Regulation S promulgated under the Securities Act.

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
3.4	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1	Warrant Agreement, dated September 16, 2020, by and between ACON S2 Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023
4.8	Form of Warrant to Purchase Common Stock dated July 10, 2025	10-Q	001-39525	4.8	August 14, 2025
4.9	Warrant to Purchase Common Stock, dated October 14, 2025	8-K	001-39525	4.1	October 14, 2025
4.10	Form of Pre-Funded Warrant, dated January 30, 2026	8-K	001-39525	4.1	January 30, 2026

10.1	Amendment No. 3 to Promissory Note, dated February 27, 2026	10-K	`	001-39525	10.24	March 5, 2026
10.2	Form of Securities Purchase Agreement, dated January 29, 2026, between ESS Tech, Inc., and certain investors thereto	8-K		001-39525	10.1	January 30, 2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)						X
†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of ESS Tech, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2026
ESS TECH, INC.
(Registrant)

	By:	/s/ Drew Buckley
Name: Drew Buckley
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kate Suhadolnik
Name: Kate Suhadolnik
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)