Form 10-Q
period 2026-06-30
ESS Tech, Inc.
filed 2026-08-11
CIK 1819438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of August 6, 2026, the registrant had 32,970,025 shares of common stock, par value $0.0001, issued and outstanding.

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
•the impact of global events such as the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the United States, Israel and Iran, U.S. interventions in Venezuela and Iran, tensions in the Middle East, and macroeconomic developments, including global supply chain challenges, tariffs and trade restrictions, foreign currency fluctuations, instability in the financial markets, fluctuating inflation and interest rates and monetary policy changes, upon our and our customers’, contractors’, suppliers’ and partners’ respective businesses;
•our expectations regarding our ability to obtain and maintain intellectual property protection and manufacture and sell our products and services without infringing on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations and address our ability to continue as a going concern, including pursuant to offerings of equity and debt securities, and the impact of any cash conservation or fundraising measures;
•our business, expansion plans and opportunities, in particular our strategic pivot focused on our sodium-ion product line in the near term and ongoing contracting activities;
•our relationships with third parties, including our customers, contractors, and suppliers, including the ability to source and maintain domestic suppliers;
•recent transitions in our leadership team;
•the shipment, installation, and operation of our products and the timing thereof;
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
•our ability to regain compliance with certain New York Stock Exchange (“NYSE”) listing requirements and maintain a trading market for our common stock; and
•other risks and uncertainties discussed in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K dated June 23, 2026.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Part II—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Exhibit 99.2 to our Form 8-K dated June 23, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in “Part II—Item 1A. Risk Factors” may not be exhaustive.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESS Tech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,848	$14,477
Restricted cash, current	806	806
Accounts receivable, net	10	13
Short-term investments	—	7,557
Inventory	112	140
Prepaid expenses and other current assets	1,814	3,254
Total current assets	13,590	26,247
Property and equipment, net	11,793	17,224
Intangible assets, net	2,548	2,682
Operating lease right-of-use assets	2,903	3,767
Restricted cash, non-current	918	618
Other non-current assets	724	634
Total assets	$32,476	$51,172
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,234	$3,023
Accrued and other current liabilities	10,004	11,097
Accrued product warranties	798	985
Operating lease liabilities, current	1,919	1,784
Deferred revenue, current	280	359
Financing obligations, current	5,765	8,044
Total current liabilities	20,000	25,292
Operating lease liabilities, non-current	1,059	2,060
Deferred revenue, non-current - related parties	5,297	5,297
Common stock warrant liabilities	63	573
Financing obligations, non-current	8,715	9,291
Other non-current liabilities	29	41
Total liabilities	35,163	42,554
Commitments and contingencies (Note 9)
Stockholders' (deficit) equity:
Preferred stock ($0.0001 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value; 1,000,000,000 shares authorized, 32,889,323 and 22,377,003 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	3	2
Additional paid-in capital	874,604	854,435
Accumulated deficit	(877,294)	(845,819)
Total stockholders' (deficit) equity	(2,687)	8,618
Total liabilities and stockholders' (deficit) equity	$32,476	$51,172

See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue	$4	$56	$126	$627
Revenue - related parties	69	2,302	75	2,330
Total revenue	73	2,358	201	2,957
Cost of revenue	7,494	7,459	14,660	16,205
Gross loss	(7,421)	(5,101)	(14,459)	(13,248)
Operating expenses
Research and development	2,201	1,424	4,826	3,902
Sales and marketing	562	1,304	816	3,254
General and administrative	4,950	3,728	8,813	9,299
Total operating expenses	7,713	6,456	14,455	16,455
Loss from operations	(15,134)	(11,557)	(28,914)	(29,703)
Other (expense) income, net
Interest (expense) income, net	(596)	30	(3,092)	246
Gain on revaluation of common stock warrant liabilities	166	459	510	344
Other income, net	11	12	21	31
Total other (expense) income, net	(419)	501	(2,561)	621
Net loss and comprehensive loss to common stockholders	$(15,553)	$(11,056)	$(31,475)	$(29,082)

Net loss per share - basic and diluted	$(0.46)	$(0.90)	$(1.00)	$(2.39)

Weighted-average shares used in per share calculation - basic and diluted	33,824,896	12,271,587	31,563,558	12,152,245
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	11,986,516	$1	$811,262	$(782,379)	$28,884
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	117,234	—	(13)	—	(13)
Stock-based compensation expense	—	—	1,234	—	1,234
Net loss	—	—	—	(18,026)	(18,026)
Balance as of March 31, 2025	12,103,750	$1	$812,483	$(800,405)	$12,079
Issuance of common stock under the ATM, net of commission fees	616,264	—	721	—	721
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	176,132	—	95	—	95
Stock-based compensation expense	—	—	1,465	—	1,465
Net loss	—	—	—	(11,056)	(11,056)
Balance as of June 30, 2025	12,896,146	$1	$814,764	$(811,461)	$3,304
Balance as of
Balance as of December 31, 2025	22,377,003	$2	$854,435	$(845,819)	$8,618
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	35,461	—	—	—	—
Stock-based compensation expense	—	—	789	—	789
Issuance of common stock under the ATM and RDO, net of issuance costs	4,623,075	1	7,621	—	7,622
Issuance of pre-funded common stock warrants	—	—	8,064	—	8,064
Issuance of common stock upon exercise of warrants	750,000	—	—	—	—
Issuance of common stock to non-employees for services rendered and assets purchased, net of issuance costs	137,452	—	275	—	275
Net loss	—	—	—	(15,922)	(15,922)
Balance as of March 31, 2026	27,922,991	$3	$871,184	$(861,741)	$9,446
Issuance of common stock under the ATM, net of commission fees	2,584,443	—	2,726	—	2,726
Issuance of common stock under stock-based compensation plans, net of stock withheld for taxes	103,800	—	13	—	13
Stock-based compensation expense	—	—	614	—	614
Issuance of common stock upon exercise of warrants	2,250,000	—	—	—	—
Issuance of common stock to non-employees for services rendered and assets purchased, net of issuance costs	28,089	—	67	—	67
Net loss	—	—	—	(15,553)	(15,553)
Balance as of June 30, 2026	32,889,323	$3	$874,604	$(877,294)	$(2,687)
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,475)	$(29,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,077	3,085
Asset abandonment	4,327	—
Non-cash interest expense (income)	2,824	(155)
Non-cash lease expense	864	731
Stock-based compensation expense	1,745	2,699
Change in fair value of common stock warrant liabilities	(510)	(344)
Other non-cash expenses, net	1	199
Changes in operating assets and liabilities:
Accounts receivable, net	3	86
Inventory	28	301
Prepaid expenses and other assets	1,350	468
Accounts payable	(1,761)	1,268
Accrued and other liabilities	(1,743)	(1,485)
Accrued product warranties	(187)	(1,090)
Deferred revenue	(79)	(6,458)
Operating lease liabilities	(866)	(820)
Net cash used in operating activities	(22,402)	(30,597)

Cash flows from investing activities:
Purchases of property and equipment	(1,432)	(1,491)
Maturities and purchases of short-term investments, net	7,655	18,411
Net cash provided by investing activities	6,223	16,920

Cash flows from financing activities:
Proceeds from issuance of common stock via ATM, net of issuance costs	4,859	721
Proceeds from issuance of common stock and common stock warrants via RDO, net of issuance costs	13,553	—
Proceeds from financing arrangements	9,200	—
Payments on financing obligations	(14,775)	—
Proceeds from stock options exercised	—	6
Proceeds from contributions to Employee Stock Purchase Plan	13	103
Repurchase of shares from employees for income tax withholding purposes	—	(27)
Net cash provided by financing activities	12,850	803

Net change in cash, cash equivalents and restricted cash	(3,329)	(12,874)
Cash, cash equivalents and restricted cash, beginning of period	15,901	15,195
Cash, cash equivalents and restricted cash, end of period	$12,572	$2,321
See accompanying notes to the condensed consolidated financial statements

ESS Tech, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Operating leases included in cash used in operating activities	$1,061	$887
Interest	685	—

Non-cash investing and financing transactions:
Purchase of property and equipment included in accounts payable and accrued and other current liabilities	435	4,277
Transfers between inventory and property and equipment, net	—	668

Cash and cash equivalents	$10,848	$797
Restricted cash, current	806	906
Restricted cash, non-current	918	618
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$12,572	$2,321
See accompanying notes to the condensed consolidated financial statements

ESS TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—ESS Tech, Inc. (“ESS” or the “Company”) develops, manufactures, and integrates non-lithium energy storage solutions. Through sodium-ion and iron flow battery technologies, ESS uses predominantly earth-abundant materials to deliver safe, reliable, and cost-effective energy storage. ESS serves utilities, independent power producers, and commercial and industrial customers with solutions that enable increased deployment of clean, resilient energy.
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
Basis and Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Project New Horizon, LLC, which was formed in October of 2025 and is wholly owned and controlled by the Company. The subsidiary and its activity are immaterial to the results and financial position of the Company as of June 30, 2026. All intercompany accounts and transactions have been eliminated upon consolidation.
Condensed Consolidated Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 5, 2026.
Reclassifications—Certain immaterial prior year amounts have been reclassified to conform with the current year presentation. Inventory write-down and losses on noncancellable purchase commitments separately disclosed within the Statement of Cash Flows within prior periods were reclassified to Changes in inventory and Changes in accrued and other liabilities herein. This reclassification had no effect on the net cash used in operating activities.
Liquidity and Capital Resources—The Company has incurred operating losses and cash outflows from operations since inception and the Company anticipates that losses will continue in the near term. During the six months ended June 30, 2026, the Company incurred net losses of $31.5 million and used $22.4 million of cash in operating activities. As of June 30, 2026, the Company had total unrestricted cash and cash equivalents of $10.8 million.
The continuation of the Company as a going concern is dependent upon its ability to obtain additional debt or equity financing in the near term in order to meet its near-term operating cash flow requirements and to generate profit from its operations. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. There is no assurance that the Company will be able to generate sufficient profits or obtain such financings on acceptable terms and conditions, on the timeline required, or at all. Any such financing activities are subject to market conditions and accordingly involve factors that are outside the Company’s control. If the Company is unable to raise sufficient capital in the near term, or if financing terms are not desirable, it will not have sufficient cash and liquidity to finance its business operations and make required payments. As a result, the Company may be required to delay, reduce the scope of, limit, curtail or terminate its business activities and product development, or may be forced to cease operations, liquidate assets, or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of these financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
2.SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies have not changed from those disclosed in the annual audited financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than as described below.
Recently Issued Accounting Pronouncements—Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, and in January 2025 issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date of ASU 2024-03. ASU 2024-03 requires entities to disaggregate operating expenses into specific categories within the notes to the financial statements to provide enhanced transparency. The ASU will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, clarify interim disclosure requirements and the applicability of Topic 270, which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments are effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.
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
3.INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$4,690	$4,756
Work in process	2,612	2,403
Finished goods	—	—
Inventory, gross	$7,302	$7,159
Inventory reserves	(7,190)	(7,019)
Inventory	$112	$140
The balance of the Company’s inventory was written down by $7.2 million and $7.0 million from its cost to its net realizable value as of June 30, 2026 and December 31, 2025, respectively. Additionally, the Company has lower of cost or net realizable value (“LCNRV”) losses related to noncancellable purchase commitments which were $0.1 million as of both June 30, 2026 and December 31, 2025. These LCNRV losses related to noncancellable purchase commitments are reflected in the other component of accrued and other liabilities on the condensed consolidated balance sheets. For further details, refer to Note 9, Commitments and Contingencies.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$24,441	$24,413
Leasehold improvements	6,624	6,511
Furniture and fixtures	231	231
Software	764	764
Construction in process	6,004	4,303
Total property and equipment	38,064	36,222
Less accumulated depreciation	(26,271)	(18,998)
Total property and equipment, net	$11,793	$17,224
Depreciation expense related to property and equipment, net was $5.0 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively and $7.3 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.
During the first half of 2026, management concluded it was necessary to reevaluate the usefulness of fixed assets based on the Company’s current manufacturing activities to respond to market and customer focus on the Bridge™ sodium-ion battery energy storage system (“BESS”) and Energy Base product offerings and related technologies. The assessment resulted in abandonment charges of $4.3 million, of which $4.1 million was recognized within cost of revenue and $0.2 million within general and administrative operating expense in the consolidated statement of operations and comprehensive loss, based on the nature of the underlying assets. When an asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably between the commitment date and the cease use date. The abandonment charges were determined based on specific review of the underlying assets.
5.INTANGIBLE ASSETS, NET
In September 2023, the Company acquired patent rights valued at $5.0 million under a Patent License Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), a related party. These patent rights were recorded at fair value based on the value of the IP Warrants issued, as defined in Note 11, Common Stock Warrants, and are amortized over an average useful life of 19 years based on the remaining useful lives of the patents acquired. Amortization expense for the three and six months ended June 30, 2026 and 2025 was $67 thousand and $134 thousand, respectively.
Intangible assets, net consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$4,990	$(2,442)	$2,548	$4,990	$(2,308)	$2,682
6.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Amounts due to customers	$4,580	$6,750
Payroll and related benefits	1,992	1,604
Accrued capital purchases	426	—
Contingent liabilities	1,750	1,373
Professional & consulting fees	578	782
Other	678	588
Total accrued and other current liabilities	$10,004	$11,097

7.ACCRUED PRODUCT WARRANTIES
The following table summarizes product warranty activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued product warranties - beginning of period	$985	$2,028	$985	$3,288
Accruals for warranties issued	—	282	—	376
Repairs and replacements	—	(112)	—	(1,418)
Adjustments to existing accruals	(187)	—	(187)	(48)
Accrued product warranties - end of period	$798	$2,198	$798	$2,198
Adjustments to existing accruals reflected the relief of the accrued product warranty reserve due to expirations of customer warranty agreements.
8.FINANCING OBLIGATIONS
On July 10, 2025, the Company entered into a Sale and Leaseback Agreement with UOP, an affiliate of Honeywell, a related party, pursuant to which UOP agreed to purchase the stack assembly line used to build power module stacks for the Company’s iron flow products, including Energy Base, for a purchase price of $10.5 million (comprised of $4.0 million in cash and $6.5 million applied to certain pre-payments from UOP), and to lease such equipment back to the Company (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). The lease term is for 7 years unless terminated early. During the lease term, the monthly lease payment from the Company to UOP is $186 thousand, which is split between a reduction of principal and interest expense using the effective interest rate of 11%.
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
As of June 30, 2026, the carrying value of the financing obligation to UOP was $9.9 million.
Remaining future cash payments related to the financing liability, for the remainder of 2026 and thereafter are as follows (in thousands):

Year Ending December 31,	Annual Payment Obligation
2026	$560
2027	1,236
2028	1,378
2029	1,541
2030	1,721
Thereafter	3,416
Total	$9,852
Promissory Note
On October 14, 2025, the Company entered into a promissory note agreement with YA II PN, Ltd. (“Yorkville”) for an aggregate principal amount of $40 million and an original issue discount of 8% (the “Promissory Note”). The Promissory Note was structured in two tranches, with the first tranche of $30 million (“Tranche 1”) drawn as of the date of the Promissory Note and the second tranche of $10 million (“Tranche 2”) available to be drawn until December 12, 2025.
The Promissory Note was subsequently amended to allow Tranche 2 to be drawn until February 28, 2026. The Company drew Tranche 2 on February 27, 2026, and signed a third amendment to the Promissory Note revising the

Tranche 2 repayment schedule to be payable in 12 periodic payments, with a final maturity date of February 27, 2027. The remaining terms and provisions of the Promissory Note were unchanged.
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
Early repayment is permitted. In the event of a default, the interest rate is increased to 18%. The effective interest rate on the outstanding balance and revised repayment schedule is 29%. Interest expense recognized on the Promissory Note during the three and six months ended June 30, 2026 was $2.6 million and $2.8 million, respectively. For the three months ended June 30, 2026, $0.1 million was attributable to contractual interest and $2.5 million to amortization of the discount on the Promissory Note. For the six months ended June 30, 2026, $0.1 million was attributable to contractual interest and $2.7 million to amortization of the discount. As of June 30, 2026, the net carrying amount of the Promissory Note and the associated discount were $4.6 million and $0.2 million, respectively.
9.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, from time to time, is a party to various claims, legal actions, and complaints arising in the ordinary course of business. Except as disclosed below, the Company is not aware of any material legal proceedings or other claims, legal actions, or complaints through the date of issuance of these condensed consolidated financial statements.
The Company received a demand letter from a supplier alleging damages based on certain purchase terms and commitments the vendor made based on forecast data they allege the Company provided. As of June 30, 2026, a contingent loss of $1.75 million was recorded related to the matter within accrued and other current liabilities in the condensed consolidated balance sheets. Legal fees and other costs associated with legal proceedings and claims are expensed as incurred. While the Company believes it has meritorious defenses against the claims made by the vendor, loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events, and unfavorable developments or resolutions can occur. The amount of ultimate loss may differ materially from the amount accrued to date.
Letters of Credit
The Company has a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is automatically extended in successive six-month periods on May 19 and November 19 of each calendar year, unless the beneficiary cancels it or Bank of America elects to not extend it. Based on the terms of the customer agreement, we expect the letter of credit to remain in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2026, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during either of the three and six months ended June 30, 2026 and 2025.
The Company has a standby letter of credit with Bank of America for $0.2 million in support of the Company’s customs and duties due on imported materials. The letter of credit is automatically extended in successive one-year periods on May 19 of each calendar year, unless the beneficiary cancels it or Bank of America elects to not extend it. We expect the letter of credit to remain in effect for a period more than a year from the balance sheet date. As of June 30, 2026, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws made against the letter of credit during the three and six months ended June 30, 2026 nor 2025.
The Company has a standby letter of credit with Bank of America for $0.3 million as security for its subsidiary’s performance under a 2025 customer agreement. The letter of credit is automatically extended in successive one-year periods on December 31 of each calendar year until 2037, unless the beneficiary cancels it or Bank of America elects to not extend it. Based on the terms of the customer agreement, we expect the letter of credit to remain in effect until the fulfillment or expiration of the customer agreement, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2026, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2026 or since its inception.
Credit Agreement
On November 1, 2024, the Company entered into a Credit Agreement with Export-Import Bank of the United States (“EXIM”), as lender, and related agreements related to the financing of two production lines. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available for equipment financing and $2.7 million for exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of the Company’s existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of June 30, 2026, the Company had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone.
Purchase Commitments
The Company purchases materials from numerous suppliers and has entered into agreements with various contract manufacturers, which include cancellable and noncancellable purchase commitments. As of both June 30, 2026 and December 31, 2025, total unfulfilled noncancellable purchase commitments were $0.1 million. In addition, total unfulfilled cancellable purchase commitments amounted to $0.8 million and $0.9 million as of June 30, 2026, and December 31, 2025, respectively.
Joint Development Agreement
In September 2023, the Company entered into a Joint Development Agreement (“JDA”) with UOP, an affiliate of Honeywell, a related party, under which the parties agreed to work collaboratively to engage in certain research and development activities generally related to flow battery technology. Pursuant to the JDA, the Company agreed to reimburse UOP a minimum of $8.0 million for research and development expenses incurred through December 31, 2028. To date, $0.1 million of expenses have been incurred under the JDA. No expenses were incurred under the JDA during the six months ended June 30, 2026 nor June 30, 2025.
10.STOCKHOLDERS’ (DEFICIT) EQUITY
Baird ATM Program
On March 31, 2025, the Company entered into an at-the-market sales agreement (“ATM”) with Robert W. Baird & Co. Incorporated (“Baird”), pursuant to which the Company sold 616,264 shares for total proceeds, net of commission fees, of $0.7 million. The continuous offering under the ATM prospectus supplement dated March 31, 2025 related to the ATM offering was terminated on July 11, 2025.
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
Yorkville ATM Program
On November 13, 2025, in connection with an at-the-market offering program, the Company entered into a sales agreement with Yorkville Securities, LLC (now known as Yorkville Ives & Co., LLC), BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated. During the six months ended June 30, 2026, the Company sold 3,736,090 shares of the Company’s common stock for total proceeds, net of issuance fees, of $4.9 million.
On July 16, 2026, the Company entered into an amendment to the sales agreement which (i) terminated the original sales agreement with respect to BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated; (ii) added Roth Capital Partners, LLC as an additional sales agent, and

(iii) granted Roth Capital Partners, LLC the responsibilities of acting as a “qualified independent underwriter” within the meaning of Rule 5121 of the Financial Industry Regulatory Authority in connection with this offering, replacing Canaccord as “qualified independent underwriter.”
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
11.COMMON STOCK WARRANTS
The following tables summarize the number of shares of common stock issuable upon exercise of the respective warrants and the activities in the number of shares of common stock as of the dates indicated:

	December 31, 2025	Issued	Exercised	June 30, 2026
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Bridge Financing Warrants	129,312	—	—	129,312
Promissory Note Warrants	1,052,104	—	—	1,052,104
RDO Warrants	—	5,100,000	(3,000,000)	2,100,000
Total common stock warrants	3,124,819	5,100,000	(3,000,000)	5,224,819

	December 31, 2024	Issued	Exercised	June 30, 2025
Public Warrants	764,081	—	—	764,081
SMUD Warrant	833	—	—	833
Investment Warrant	708,775	—	—	708,775
IP Warrant	417,997	—	—	417,997
Performance Warrants	51,717	—	—	51,717
Total common stock warrants	1,943,403	—	—	1,943,403
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
Following the Company’s reverse stock split of all shares of the Company’s common stock that were issued and outstanding at a ratio of 1-for-15 on August 23, 2024, fifteen Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $172.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants expire on October 8, 2026, five years after completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the ticker symbol “GWH.W” until June 30, 2026 but were subsequently delisted, see Note 19, Subsequent Events.
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
The Company’s common stock warrants were initially recorded at fair value upon completion of the Business Combination and are adjusted to fair value at each reporting date based on the market price of the Public Warrants, with the change in fair value recorded as a component of other income in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2026, the Company recorded a net decrease to the common stock warrant liabilities of $166 thousand and $510 thousand, respectively. For the three and six months ended June 30, 2025, the Company recorded a net decrease to the common stock warrant liabilities of $459 thousand and $344 thousand, respectively.
SMUD Warrant
On September 16, 2022, the Company entered into a warrant agreement with the Sacramento Municipal Utility District (“SMUD”), whereby the Company agreed to issue a warrant for up to 33,333 shares of the Company’s common stock at an exercise price of $64.44 per share. The vesting of the shares underlying the warrant is subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement. As of June 30, 2026 and December 31, 2025, 833 shares underlying the warrant were vested. The warrant will expire on December 31, 2030.
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
12.STOCK-BASED COMPENSATION
Stock-based compensation expense is allocated on a departmental basis based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards issued to employees on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$62	$530	$133	$329
Research and development	106	127	205	502
Sales and marketing	13	316	26	922
General and administrative	433	697	1,039	1,151
Total stock-based compensation	$614	$1,670	$1,403	$2,904
2021 Equity Incentive Plan
In October 2021, the Board of Directors of the Company adopted the ESS Tech, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination. Stock awards under the plan may be issued as Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Stock Appreciation Rights, and Restricted Stock Awards (“RSU”). Only employees are eligible to receive ISO awards. Employees, directors, and consultants who provide continuous service to the Company are eligible to receive stock awards other than ISOs. The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,017,333 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the 2021 Plan was increased by 1,017,333 shares in accordance with the plan and as approved by the Board. Under the 2021 Plan, the Company is authorized to issue 3,370,658 shares of common stock as of June 30, 2026.
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
As of June 30, 2026, there were 500,855 shares available for future grant under the 2021 Plan.

Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values during the six months ended June 30, 2026 are as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				RSUs
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic values ($'000s)	Number of plan shares outstanding	Weighted average grant date fair value per Share
Balances as of December 31, 2025	128,858	$9.63	3.83	$—	786,188	$7.40
Options and RSUs granted	989,985	1.57			906,611	1.41
Options exercised and RSUs released	—	—			(123,320)	7.63
Options and RSUs forfeited	(60,635)	10.02			(480,888)	2.35
Balances as of June 30, 2026	1,058,208	$2.07	8.88	$—	1,088,591	$4.62

Options vested and exercisable - December 31, 2025	124,742	$9.24	3.70	$—
Options vested and exercisable - June 30, 2026	141,969	$4.63	4.34	$—
The aggregate intrinsic value of stock options is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton option-pricing model. For options granted during the six months ended June 30, 2026, the weighted average estimated fair value using the Black-Scholes Merton option pricing model was $1.57 per option. No options were granted during the three and six months ended June 30, 2025.
In accordance with ASC 718, the fair value of each option granted during the six months ended June 30, 2026 has been estimated as of the date of grant using the following weighted average assumptions:

Six Months Ended June 30, 2026
Risk-free rate	4.20%
Expected volatility	287.94%
Expected term	6.09 years
Expected dividends	—
As of June 30, 2026, there was approximately $3.1 million of unamortized stock-based compensation expense related to unvested stock options and RSUs, which is expected to be recognized over a weighted-average period of 3.70 years.
Employee Stock Purchase Plan
In May 2022, the Company commenced its first offering period under the ESS Tech, Inc. Employee Stock Purchase Plan (the “ESPP”), which assists employees in acquiring a stock ownership interest in the Company. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Total ESPP expense for the three and six months ended June 30, 2026 was $5 thousand and $24 thousand, respectively. Total ESPP expense for the three and six months ended June 30, 2025 was $36 thousand and $87 thousand, respectively.
The number of shares available for issuance under the ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year and ending with the 2041 fiscal year, in an amount equal to the lesser of (i) 204,000 shares, (ii) one percent (1%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company no later than the last day of the immediately preceding fiscal year. As of January 1, 2026, the number of shares available for issuance under the ESPP was increased by 204,000 shares in accordance with the plan and as approved by the Board. As of June 30, 2026, there were 223,235 shares available for future grant under the ESPP.
Stock-based Payments to Nonemployees
During the three and six months ended June 30, 2026, the Company compensated certain vendors and third parties, including MZHCI, LLC pursuant to an agreement to provide investor relations consulting services to the Company, for services rendered and assets purchased partially through issuance of common stock. Stock-based compensation expense to nonemployees for the three and six months ended June 30, 2026 was $0.1 million and $0.3 million, respectively. No stock-based compensation expense to nonemployees was incurred for the three and six months ended June 30, 2025.
13.FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$8,161	$—	$8,161
Total Level 1	8,161	—	8,161
Total assets measured at fair value	$8,161	$—	$8,161

	December 31, 2025
	Cash Equivalents and Restricted Cash	Short-Term Investments	Total Assets at Fair Value
Level 1:
Money market funds	$9,191	$—	$9,191
U.S. Treasury securities	—	793	793
Total Level 1	9,191	793	9,984
Level 2:
Commercial paper	2,792	6,764	9,556
Total Level 2	2,792	6,764	9,556
Total assets measured at fair value	$11,983	$7,557	$19,540
The following tables present the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$63	—	—	$63
Total liabilities measured at fair value	$63	$—	$—	$63

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Public common stock warrants	$573	—	—	$573
Total liabilities measured at fair value	$573	$—	$—	$573
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
For trading securities held at the reporting date, net losses recorded during the three and six months ended June 30, 2026 and 2025 were immaterial.
14.INCOME TAXES
The Company did not record an income tax provision for the three and six months ended June 30, 2026 and 2025, respectively, due to the Company’s history of losses, and accordingly, has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.
15.REVENUE
Disaggregated Revenue
The following table presents the Company’s revenue, disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$69	$2,337	$58	$2,744
Service revenue	4	32	15	60
Other revenue	—	(11)	128	153
Total revenue	$73	$2,358	$201	$2,957
The majority of the Company’s revenue is derived from product sales of energy storage systems, extended warranty services, and other revenue which includes engineering services related to product site deployment and customer reimbursements for freight, travel, and other out-of-pocket expenses.
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
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025
Contract assets	$610	$614
Deferred revenue	5,577	5,656
Contract assets decreased by $4 thousand during the six months ended June 30, 2026. Deferred revenue decreased by $79 thousand during the six months ended June 30, 2026 reflecting the recognition of revenue that was included in the deferred revenue balance at the beginning of the period and customer billings.
Deferred revenue of $0.3 million is expected to be recognized within the next 12 months and non-current deferred revenue of $5.3 million is expected to be recognized thereafter as firm orders are received and fulfilled. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $1.0 million as of June 30, 2026, for which timing of recognition is uncertain.

16.RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2026, the Company recognized revenue of $69 thousand and $75 thousand, respectively, for reimbursable expenses and extended warranty services provided to related parties. During the three and six months ended June 30, 2025, the Company recognized revenue of $2.3 million for sales of both completed and in-process energy storage systems and core technology components, reimbursable expenses and extended warranty services provided to related parties.
As of June 30, 2026, the Company had $120 thousand of deferred revenue for extended warranty services and equipment purchases to related parties. As of December 31, 2025, the Company had $194 thousand of deferred revenue for extended warranty services provided to related parties and no outstanding accounts receivable from related parties.
As of June 30, 2026 and December 31, 2025, the Company recorded a non-refundable deposit for future equipment purchases by Honeywell of $5.3 million within non-current deferred revenue. As of June 30, 2026 and December 31, 2025, the value of the initial Performance Warrant issued to Honeywell was $0.6 million, and included within other non-current assets in the condensed consolidated balance sheets. The value of the initial Performance Warrant will be recognized as an offset to revenue in the period in which revenue is earned.
See also Note 5, Intangible Assets, Net, Note 8, Financing Obligations and Note 11, Common Stock Warrants.
17.NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(15,553)	$(11,056)	$(31,475)	$(29,082)
Denominator:
Weighted-average shares outstanding – basic and diluted	33,824,896	12,271,587	31,563,558	12,152,245
Net loss per share – basic and diluted	$(0.46)	$(0.90)	$(1.00)	$(2.39)
Due to the net losses for the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. In accordance with ASC 260, Earnings Per Share, the 5,100,000 shares of common stock underlying the pre-funded RDO Warrants were considered outstanding common shares as of January 30, 2026, the date the warrants were issued, given they do not contain vesting conditions and are issuable for little cash consideration. As of June 30, 2026, 2,100,000 of the RDO Warrants remained unexercised but are included in common shares outstanding in the calculation of loss per share. See Note 11, Common Stock Warrants.
The following outstanding balances of equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2026	2025
Stock options	1,058,208	95,075
RSUs	1,088,591	1,344,723
Warrants (excludes 2,100,000 pre-funded warrants outstanding, included in weighted-average shares outstanding above)	3,124,819	1,943,403
Total	5,271,618	3,383,201
18.SEGMENT AND OTHER INFORMATION
The Company has determined that its Chief Executive Officer is its chief operating decision maker (“CODM”). The Company operates as a single business operating segment, which includes all activities related to the design, engineering, and manufacturing of the Company’s energy storage products. Accordingly, the CODM uses gross loss and net loss as reported in the statements of operations to assess financial performance and inform decisions on how to allocate resources. The financial information provided to the CODM does not contain significant disaggregated expenses outside of what is already disclosed in the statements of operations. The CODM does not evaluate results using asset or liability information.
Revenue from major customers during the six months ended June 30, 2026 and 2025 accounted for the following as percentages of total revenue:

	Six Months Ended June 30,
	2026	2025
Customer A	61%	19%
Customer B	34%	78%
The Company’s revenue is derived from U.S. and international customers but during the six months ended June 30, 2026 was derived only from customers in the U.S. During the six months ended June 30, 2025, $2.9 million of total revenue was derived from customers in the U.S. and the remaining $0.1 million was derived from customers located outside of the U.S.
19.SUBSEQUENT EVENTS
On July 1, 2026, the NYSE publicly announced that it had determined to (i) commence proceedings to delist the Company’s Public Warrants previously traded on the exchange under the ticker symbol “GWH.W” and (ii) immediately suspend trading of the Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading of the Public Warrants on the NYSE was suspended on July 1, 2026. The Public Warrants continue to trade via over-the-counter (“OTC”) markets. We do not anticipate any material financial impact given the Public Warrants remain available for trading, are currently immaterial based on the most recently available pricing, and will expire in October of 2026.

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
Overview
ESS develops, manufactures, and integrates non-lithium energy storage solutions. Through sodium-ion and iron flow battery technologies, ESS uses predominantly earth-abundant materials to deliver safe, reliable, and cost-effective energy storage. ESS serves utilities, independent power producers, and commercial and industrial customers with solutions that enable increased deployment of clean, resilient energy.
ESS originated in 2011 as an iron flow battery manufacturer, building upon the premise that the energy transition from a fossil fuels-based system to one dominated by renewable energy would require batteries derived from earth-abundant materials and capable of long service life. As a pioneer of iron flow technology, we developed systems to improve safety and designed for long-duration applications. More recently, ESS announced the addition of sodium-ion to its product line. Our current sodium-ion battery systems source cells from third-party suppliers. ESS manufactures and assembles the battery modules, housings, energy management systems, and other key battery components.
Today, ESS combines its expertise in long-duration iron flow batteries with next-generation sodium-ion technology and advanced energy management software. This diversified approach allows us to address a broader range of customer needs—from minutes to multiple days of energy storage—while reducing dependence on constrained critical minerals and supporting emerging domestic supply chains.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section “Part II—Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
We believe we have the opportunity to establish attractive margin unit economics if we are able to continue to reduce production costs and scale our operations. Our future financial performance will depend on our ability to deliver on these economies of scale with lower product costs. We anticipate improvements in our margins through cost reduction initiatives and through product diversification with the addition of sodium-ion technology-based products. Achievement of margin targets and cash flow generation is dependent on the continuation of our cost controlling initiatives and on the realization of improved margins on our new products.
Our near-term and medium-term revenue is expected to be generated primarily from Bridge™ sodium-ion and Energy Base BESS sales. We believe our unique technology provides a compelling value proposition and an opportunity for favorable margins and unit economics in the energy storage industry in the future.
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments, including global supply chain challenges, foreign currency fluctuations, fluctuations in inflation and interest rates and monetary policy changes, as well as global events, such as the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the United States, Israel and Iran, tensions in the Middle East, U.S. interventions in Venezuela, and other areas of geopolitical tension around the world, and how they have and may continue to adversely impact our and our customers’, contractors’, suppliers’ and partners’ respective businesses. In particular, weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, governmental fiscal, monetary and tax policies, or tariffs and trade restrictions, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2025 and the first half of 2026 we experienced supply constraints, and we have experienced in the past and may experience again in the future increased shipping delays for certain customer contracts. Some or all of these negative trends may continue during the remainder of 2026. While the Company has not experienced any significant impacts from these disruptions to date, future impacts are unknown and they could adversely affect our business, supply chain, partners or customers.

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
Impact of Legislative Developments
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted, extending the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”) applicable to solar and energy storage products. The ITC for solar generation projects was extended at that time until at least 2033 and expanded to include stand-alone battery storage projects. On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was enacted with a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code and Section 45X PTCs, including new foreign entity of concern limitations, as discussed further below. We believe the IRA will nevertheless increase demand for our services by improving our customers’ economic returns, while also providing more visibility into the supply chain for materials and components for energy storage systems. We are continuing to evaluate the overall impact and applicability of the IRA and OBBB to our results of operations as guidance is issued and further legislative changes are enacted, including the passage of comparable legislation in other jurisdictions.
Section 45X of the Code, as enacted by the IRA, provides a PTC that can be claimed on certain battery components manufactured in the U.S. and sold to unrelated U.S. or foreign customers after 2022, through the end of 2032. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for battery cells and $10 per kWh of capacity for battery modules. The credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through the end of 2032, subject to additional qualification requirements in the OBBB as discussed further below, including qualifications for integrated components sold after December 31, 2026. The Section 45X PTC may be refundable by the Internal Revenue Service (the “IRS”) or saleable to unrelated third parties. Further, on October 28, 2024, Treasury and the IRS issued final regulations providing guidance on requirements that taxpayers must satisfy to qualify for the Section 45X PTC, including the definition of a Section 45X manufacturing facility. We continue to evaluate the impact of the OBBB on our gross margins, including whether these credits will ultimately have a net positive effect.
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

Sales and marketing
Sales and marketing expenses consist primarily of salaries, bonuses, benefits and stock-based compensation for marketing and sales personnel and related support teams. To a lesser extent, sales and marketing expenses also include professional services costs, travel costs, and trade show sponsorships. We expect that our sales and marketing expenses will remain at similar levels despite cost reduction and cash conservation measures as we continue to market our expanding product roadmap.
General and administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, legal, and other administrative functions, as well as expenses for outside professional services and insurance costs. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation. To a lesser extent, general and administrative expenses include depreciation and other allocated costs, and supplies. We expect some of our general and administrative expenses to increase or remain at similar levels despite cost reduction and cash conservation measures as we expand our operations and manufacturing capacity to support the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
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

Results of Operations
Comparison of Three and Six Months Ended June 30, 2026 to Three and Six Months Ended June 30, 2025
The following table sets forth ESS’ operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$73	$2,358	$(2,285)	(97)%	$201	$2,957	$(2,756)	(93)%
Cost of revenue	7,494	7,459	35	n/m	14,660	16,205	(1,545)	(10)
Gross profit (loss)	(7,421)	(5,101)	(2,320)	45	(14,459)	(13,248)	(1,211)	9%
Operating expenses
Research and development	2,201	1,424	777	55	4,826	3,902	924	24
Sales and marketing	562	1,304	(742)	(57)	816	3,254	(2,438)	(75)
General and administrative	4,950	3,728	1,222	33	8,813	9,299	(486)	(5)
Total operating expenses	7,713	6,456	1,257	19	14,455	16,455	(2,000)	(12)%
Loss from operations	(15,134)	(11,557)	(3,577)	31	(28,914)	(29,703)	789	(3)%
Other (expense) income, net
Interest (expense) income, net	(596)	30	(626)	(2087)	(3,092)	246	(3,338)	(1357)
Gain on revaluation of common stock warrant liabilities	166	459	(293)	(64)	510	344	166	48
Other income, net	11	12	(1)	(8)	21	31	(10)	(32)
Total other (expense) income, net	(419)	501	(920)	(184)	(2,561)	621	(3,182)	(512)%
Net loss and comprehensive loss to common stockholders	$(15,553)	$(11,056)	$(4,497)	41%	$(31,475)	$(29,082)	$(2,393)	8%
__________________
N/M = Not meaningful
Revenue
Revenue decreased by $2.3 million, from $2.4 million for the three months ended June 30, 2025 to $0.1 million for the three months ended June 30, 2026, as a result of decreased sales volume as we continue to wind down existing contracts while developing the next product offerings in the sodium-ion Bridge™ BESS and iron flow Energy Base. For the three months ended June 30, 2026, we recognized revenue for extended warranty services and customer reimbursements for freight, travel, and other out-of-pocket expenses. For the three months ended June 30, 2025, we delivered and recognized revenue for Energy Warehouses, Energy Centers, and other related equipment, primarily to related parties. The sales to related parties included both completed and in-process energy storage systems and core technology components.
Revenue decreased by $2.8 million, from $3.0 million for the six months ended June 30, 2025 to $0.2 million for the six months ended June 30, 2026 as a result of lower sales and production volumes expected through 2026 based on the planned timing of delivery on current customer contracts. For the six months ended June 30, 2026, we recognized revenue for extended warranty services, site preparation work, and customer reimbursements for freight, travel, and other out-of-pocket expenses. For the six months ended June 30, 2025, we delivered and recognized revenue for Energy Warehouses, Energy Centers, and other related equipment.
Cost of revenue
Cost of revenue increased by an immaterial amount for the three months ended June 30, 2026 and June 30, 2025, holding at $7.5 million, with decreases in volume driven costs and in LCNRV losses offset by an increase in depreciation expense of $3.6 million related to abandonment of certain fixed assets as discussed within Note 4, Property and Equipment, Net, as well as a decrease in benefits from PTCs which offset cost of revenue in the three months ended June 30, 2025 by $638 thousand and did not reoccur in the three months ended June 30, 2026.
Cost of revenue decreased by $1.5 million, from $16.2 million for the six months ended June 30, 2025 to $14.7 million for the six months ended June 30, 2026 as a result of fewer deliveries of equipment to customers. The volume driven decreases were partially offset by an increase in depreciation expense of $4.3 million related to abandonment of certain fixed assets as referenced above, and the lack of reoccurrence of benefits from PTCs which offset cost of revenue in the six months ended June 30, 2025 by $884 thousand and did not reoccur in the six months ended June 30, 2026.

Operating expenses
Research and development
Research and development expenses increased by $0.8 million or 55% from $1.4 million for the three months ended June 30, 2025 to $2.2 million for the three months ended June 30, 2026. The increase was driven by personnel-related expenses, including stock-based compensation.
Research and development expenses increased by $0.9 million or 24% from $3.9 million for the six months ended June 30, 2025 to $4.8 million for the six months ended June 30, 2026. The increase was driven by purchases of intellectual property of $0.9 million in the first quarter.
Sales and marketing
Sales and marketing expenses decreased by $0.7 million or 57% from $1.3 million for the three months ended June 30, 2025 to $0.6 million for the three months ended June 30, 2026.
Sales and marketing expenses decreased by $2.4 million or 75% from $3.3 million for the six months ended June 30, 2025 to $0.8 million for the six months ended June 30, 2026. The decrease in both periods is driven by reduced personnel-related expenses, including stock-based compensation, decreased outside services and professional expenses, and marketing and trade show expenses.
General and administrative
General and administrative expenses increased by $1.2 million or 33% from $3.7 million for the three months ended June 30, 2025 to $5.0 million for the three months ended June 30, 2026. The increase is driven by legal expense associated with contingent liability accruals as presented within Note 6, Accrued and Other Current Liabilities and further discussed in Note 9, Commitments and Contingencies, partially offset by decreases in personnel-related expenses, including stock-based compensation.
General and administrative expenses decreased by $0.5 million or 5% from $9.3 million for the six months ended June 30, 2025 to $8.8 million for the six months ended June 30, 2026. The decrease is due to decreases in personnel-related expenses and outside services, partially offset by increases in legal expense associated with contingent liability accruals.
Other (expense) income, net
Interest (expense) income, net
Interest (expense) income, net was $0.6 million of interest expense for the three months ended June 30, 2026, compared to $30 thousand of interest income for the three months ended June 30, 2025. Interest (expense) income, net was $3.1 million of interest expense for the six months ended June 30, 2026, compared to $0.2 million of interest income for the six months ended June 30, 2025. The interest income was earned on our short-term investment portfolio. In the three and six months ended June 30, 2026, interest income was offset by interest incurred on the Yorkville Promissory Note and sale-leaseback financing obligation.
Gain on revaluation of common stock warrant liabilities
The change in fair value of common stock warrant liabilities resulted in gains of $166 thousand and of $459 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively. The change in fair value of common stock warrant liabilities resulted in gains of $510 thousand and of $344 thousand for the six months ended June 30, 2026 and June 30, 2025, respectively. The changes in fair value of warrant liabilities were driven by changes in the market price of our common stock over the respective periods.
Other income, net
Other income, net remained materially consistent for the three and six months ended June 30, 2026, at $11 thousand for the three months ended June 30, 2026 compared to $12 thousand for the three months ended June 30, 2025, and at $21 thousand for the six months ended June 30, 2026 compared to $31 thousand for the six months ended June 30, 2025.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the issuance and sale of equity and debt securities and loan agreements. We have incurred losses since inception and have negative cash flows from operations. We anticipate that losses will continue in the near term. During the six months ended June 30, 2026, we incurred net losses of $31.5 million and used $22.4 million of cash in operating activities. As of June 30, 2026, we had total unrestricted cash and cash equivalents of $10.8 million.

We have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending.
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in the near term in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based our near-term operating cash flow requirements on certain assumptions, including that cash usage in the latter half of 2025 and first half of 2026 is predictive of needs in the 12 months following the date of this report, and no other significant unanticipated contingencies will arise. These assumptions may be inaccurate, and we may use our available capital resources sooner than we currently expect. In addition, we may not be successful in raising additional funds on acceptable terms and conditions, or at all.
Management has taken a variety of steps to mitigate costs, reduce operating expenses and extend our runway while we are evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources. If we are unable to raise sufficient capital in the near term, or if financing terms are not desirable, we will not have sufficient cash and liquidity to finance our business operations and make required payments. As a result, we may be required to delay, reduce the scope of, limit, curtail or terminate our business activities and product development or may be forced to cease operations or file for bankruptcy protection. In addition, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. We may also have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code which could potentially cause us to cease operations and result in a complete or partial loss for our investors.
As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate that we are currently unable to meet our obligations as they become due and expect to be unable to meet our obligations within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial information and financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon our ability to obtain additional debt or equity financing in the near term in order to meet our near-term operating cash flow requirements and to generate profit from our operations. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, our stockholders could suffer a total loss of their investment.
We have a standby letter of credit with Bank of America for $0.6 million as security for the performance and payment of the Company’s obligations under a customer agreement. The letter of credit is automatically extended in successive six-month periods on May 19 and November 19 of each calendar year, unless the beneficiary cancels it or Bank of America elects to not extend it. Based on the terms of the customer agreement, we expect the letter of credit to remain in effect until the date on which the warranty period under the agreement expires, which is anticipated to be more than a year from the balance sheet date. As of June 30, 2026, $0.6 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2026 and 2025.
We have a standby letter of credit with Bank of America for $0.2 million in support of our customs and duties due on imported materials. The letter of credit is automatically extended in successive one-year periods on May 19 of each calendar year, unless the beneficiary cancels it or Bank of America elects to not extend it. We expect the letter of credit to remain in effect for a period more than a year from the balance sheet date. As of June 30, 2026, $0.1 million was pledged as collateral for the letter of credit and recorded as restricted cash, current. There were no draws against the letter of credit during the three and six months ended June 30, 2026 and June 30, 2025.
We have a standby letter of credit with Bank of America for $0.3 million as security for our subsidiary’s performance under a 2025 customer agreement. The letter of credit is automatically extended in successive one-year periods on December 31 of each calendar year until 2037, unless the beneficiary cancels it or Bank of America elects to not extend it. We expect the letter of credit to remain in effect for a period more than a year from the balance sheet date. As of June 30, 2026, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash, non-current. There were no draws against the letter of credit during the three and six months ended June 30, 2026 or since its inception.

On November 1, 2024, we entered into a Credit Agreement with Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines (the “Credit Agreement”). The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20.0 million is available to be borrowed for equipment financing and the balance will be used to finance an exposure fee and transaction expenses. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone. As of June 30, 2026, we had no outstanding borrowings under the Credit Agreement. Any obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a substantial portion of the disbursements under the Credit Agreement, reportable as restricted cash, that decreases upon the equity raise milestone. See Note 9, Commitments and Contingencies, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
On October 14, 2025, we entered into an unsecured promissory note, which was subsequently amended, with Yorkville in the aggregate principal amount of up to $40 million, in two tranches consisting of a first tranche of $30 million and a second tranche of $10 million, in each case less an original issue discount of 8% and certain fees and expenses. The Promissory Note, as amended, accrues interest at a rate of 3% per annum and matures on February 27, 2027. As of the date of this report, we have repaid $37 million of the principal amount of the Promissory Note.
On November 13, 2025, in connection with an “at the market offering” program, we entered into a sales agreement (the “Original Sales Agreement”) with Yorkville Securities, LLC (now known as Yorkville Ives & Co., LLC), BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated (the “Agents”) pursuant to which we may sell, from time to time, shares of our common stock during the term of the Original Sales Agreement, through the Agents acting either as agent or principal. On July 16, 2026, the Company entered into an amendment to the Original Sales Agreement (as amended, the “Sales Agreement”) which (i) terminated the original sales agreement with respect to BMO Capital Markets Corp., Canaccord Genuity LLC, Needham & Company, LLC and Stifel, Nicolaus & Company, Incorporated; (ii) added Roth Capital Partners, LLC as an additional sales agent, and (iii) granted Roth Capital Partners, LLC the responsibilities of acting as a “qualified independent underwriter” within the meaning of Rule 5121 of the Financial Industry Regulatory Authority in connection with this offering, replacing Canaccord as “qualified independent underwriter.” In connection with such amendment, we filed an amendment to the prospectus supplement with the SEC relating to the offer and sale of our common stock having an aggregate gross sales price of up to $75 million pursuant to the Sales Agreement. We intend to use the net proceeds from the offering, if any, in compliance with the terms of the Promissory Note, which generally requires that proceeds first be used to satisfy any installment payments under the Promissory Note due within thirty days. After any such payments, 80% of the remaining proceeds from this offering will be used to satisfy installment payments under the Promissory Note in direct order of maturity until the Promissory Note is repaid in full. In respect of the remaining 20% of proceeds that we may receive while the Promissory Note is outstanding, and all net proceeds we may receive following the repayment of the Promissory Note, we intend to use such net proceeds for working capital and general corporate purposes.
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

The following table summarizes cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(22,402)	$(30,597)
Net cash provided by investing activities	6,223	16,920
Net cash provided by financing activities	12,850	803
Cash flows from operating activities:
Cash flows used in operating activities to date have primarily consisted of payment of accounts payable and accrued and other liabilities, costs related to research and development, and other general and administrative activities.
Net cash used in operating activities was $22.4 million for the six months ended June 30, 2026, which is comprised of net loss of $31.5 million partially offset by depreciation and amortization expense, including asset abandonment charges, of $7.4 million and non-cash interest expense of $2.8 million. Net changes in operating assets and liabilities used $3.3 million of cash driven by decreases in accounts payable, accrued and other current liabilities, partially offset by a decrease in prepaid expenses and other assets.
Net cash used in operating activities was $30.6 million for the six months ended June 30, 2025, which is comprised of net loss of $29.1 million, and non-cash interest income of $0.2 million, partially offset depreciation and amortization expense of $3.1 million and stock-based compensation of $2.7 million. Net changes in operating assets and liabilities used $7.7 million of cash driven by decreases in deferred revenue, accrued and other current liabilities, and accrued product warranties, partially offset by an increase accounts payable.
Cash flows from investing activities:
Cash flows from investing activities to date have been comprised of purchases and sales of short-term investments and purchases of property and equipment.
Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2026, and $16.9 million for the six months ended June 30, 2025, and in both periods related to maturities of short-term investments partially offset by purchases of property and equipment.
Cash flows from financing activities:
Cash flows from financing activities in the current and prior year have consisted of the issuance of debt and equity securities and loan agreements.
Net cash provided by financing activities was $12.9 million for the six months ended June 30, 2026, which consisted primarily of proceeds from the issuance of common stock under the Yorkville ATM program and of common stock and pre-funded warrants under the RDO, partially offset by net repayments on financing obligations.
Net cash provided by financing activities was $803 thousand for the six months ended June 30, 2025, which consisted of proceeds from the issuances of common stock under the Baird ATM program and proceeds from our ESPP, offset by repurchases of shares from employees for income tax withholding purposes.
Further commercialization, development, and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Contractual Obligations and Commitments
Our contractual obligations and other commitments as of June 30, 2026 consist of lease commitments and three standby letters of credit and the Credit Agreement. The letters of credit serve as security for our performance and payment obligations under a customer agreement, in support of our customs and duties due on imported materials, and as security for our subsidiary’s performance under a 2025 customer agreement. They are secured by a total of $1.0 million pledged as collateral. Our obligations under the Credit Agreement are secured pursuant to a security agreement granting EXIM a first priority security interest in the financed equipment and a securities account containing collateral consisting of cash and cash equivalents in an amount equal to a certain portion of the disbursements under the Credit Agreement that decreases upon the equity raise milestone and will be reported as restricted cash. There were no draws against the letters of credit during the three and six months ended June 30, 2026 and 2025. Additionally, we are committed to noncancellable purchase commitments of $0.1 million as of June 30, 2026 and to reimburse UOP a minimum of $7.9 million for research and development expenses incurred through December 31, 2028 under the JDA (as defined herein).
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as disclosed below, we are not currently a party to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. In the future, we may become involved in legal proceedings that arise in the ordinary course of business, the outcome of which, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.
The Company received a demand letter from a supplier alleging damages based on certain purchase terms and commitments the vendor made based on forecast data they allege the Company provided. As of June 30, 2026, a contingent loss of $1.75 million was recorded related to the matter within accrued and other current liabilities in the condensed consolidated balance sheets. Legal fees and other costs associated with legal proceedings and claims are expensed as incurred. While the Company believes it has meritorious defenses against the claims made by the vendor, loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events, and unfavorable developments or resolutions can occur. The amount of ultimate loss may differ materially from the amount accrued to date.
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
•We rely on complex machinery for our operations and the production of our sodium-ion BESS and batteries will continue to involve a significant degree of risk and uncertainty in terms of operational performance and costs;
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
•Our plans are dependent on the development of market acceptance of our products and our various energy storage technologies;
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
Producing sodium-ion BESS and long-duration iron flow batteries that meet the requirements for wide adoption by commercial and utility-scale energy storage applications is a difficult undertaking. We are still assessing the technology related to sodium-ion BESS, in the early stage of commercialization for long-duration iron flow batteries and have faced and may continue to face significant challenges in completing the development of our various energy storage products and in producing our energy storage products in commercial volumes. In addition, some of the challenges that could prevent the successful scaling of our iron flow battery products and sodium-ion BESS, if developed, include difficulties with (i) increasing manufacturing capacity to produce the volume of cells needed for our energy storage products, (ii) installing and optimizing higher volume manufacturing equipment, (iii) packaging our batteries to ensure adequate cycle-life, (iv) cost reduction, (v) qualifying new vendors and subcomponents, (vi) expanding supply chain capacity, (vii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, life and abuse testing and (viii) the development of our products and the final manufacturing processes and specifications related to our products.
As of June 30, 2026, we had limited deployment of our long-duration iron flow batteries and there may be significant yield, cost, performance and manufacturing process challenges to be solved as we ramp up commercial production and use. Our core technology components are also still under development for integration into third-party systems. We have encountered and are likely to further encounter engineering challenges as we seek to increase the capacity, duration, efficiency and reliability of our batteries. If we are not able to overcome these barriers in developing and producing our sodium-ion BESS or iron flow batteries, our business could fail. If the performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.

Demand for our sodium-ion BESS, if developed, may not materialize as anticipated.
The market opportunity for sodium-ion BESS, if developed, may not materialize as anticipated. We have identified potential sodium-ion BESS opportunities. However, these opportunities are based on preliminary discussions, indications of interest, market assessments, customer forecasts and other assumptions that are inherently uncertain. Such opportunities do not represent committed orders, contractual obligations or guaranteed future revenue and it is not possible for us to predict the future level of demand for our sodium-ion BESS.
In addition, market acceptance of our sodium-ion BESS may be limited by the actual or perceived performance of our products. Sodium-ion battery technology remains in the early stages of commercial adoption and customers may require extensive testing, validation and qualification periods before deploying sodium-ion systems at-scale, which could delay or prevent adoption of our sodium-ion BESS. Customers may determine that the benefits of sodium-ion technologies are insufficient to justify adoption, may continue to prefer lithium-ion or other established battery chemistries, or may adopt alternative energy storage technologies that compete with our solutions. Lithium-ion technologies may continue to improve with respect to safety, performance, cost, availability, supply chain resilience and regulatory compliance, reducing any perceived advantages of sodium-ion systems.
The market opportunity for sodium-ion BESS is also dependent on demand from utilities and data center operators and such demand will be affected by the demand for data centers which could be affected by corporate IT spending, general economic slowdowns as well as adverse developments in the data center, internet, AI and data communications and broader technology industries. A reduction in the demand for data centers will reduce the market opportunity for our sodium-ion BESS.
If the demand for our sodium-ion BESS does not materialize as anticipated, customer adoption of our products could be materially lower than expected and our growth prospects, revenues and operating results could be adversely affected.
Our strategy to allocate resources toward sodium-ion BESS may not achieve the anticipated benefits and could adversely affect the development of our iron flow battery technology and our future growth prospects.
We are pursuing a strategy that includes continuing the development of our iron flow battery technology for long-duration energy storage applications including by streamlining operations at our Wilsonville operations, reducing headcount, and reducing operating expenses and cash expenditures to reallocate capital and management resources toward sodium-ion BESS and related solutions that we believe may offer greater near-term commercial opportunities. This strategy involves significant assumptions, including regarding market demand, customer adoption, product development timelines, revenue generation and the relative attractiveness of competing technologies.
There can be no assurance that our efforts to reduce expenses and cash burn will achieve the expected cost savings or operational efficiencies, or that the capital reallocated to sodium-ion BESS will generate the anticipated returns. We may not be able to generate near-term revenue from our sodium-ion BESS, revenue obtained may materialize more slowly than expected, or may be substantially less than anticipated.
In addition, streamlining our Wilsonville operations and reducing expenditures may result in operational disruptions, the loss of key personnel, reduced research and development capabilities, diminished institutional knowledge, delays in product development, or other unintended consequences. The reduced allocation of financial, technical and managerial resources to our iron flow battery program may slow development efforts, delay commercialization milestones, impair our ability to respond to technological or market developments, or reduce the long-term value of such program.
We are continuing to develop our products and are in the early stage of commercialization with respect to our iron flow products. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our energy storage products as anticipated, we may not be able to generate significant revenues or achieve profitability.
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
As of June 30, 2026, we had limited iron flow products fully deployed. We are assessing the technology related to sodium-ion BESS and production and productized versions of our sodium-ion BESS, and our sodium-ion and Energy Base BESS products and core component technology are still under development. We have experienced various quality and performance issues with iron flow products that have been installed and although we have worked to repair or replace any known issues, our inability to address these or potential new issues effectively may have cost and warranty implications and may affect the acceptance of our products in the market. In addition, although we believe our iron flow battery technology is field tested and ready for sale, there are no assurances that our proprietary technologies, such as our Proton Pump, will operate as expected and with consistency over time. We have also experienced grid compatibility and other site integration issues that are not within our control, which has required and will continue to require an adjustment of our power electronics and energy management system interface on a site-by-site basis. Certain operational characteristics have never been witnessed in the field and as we deploy more of our products, we may discover further aspects of our technology that require improvement. Any of these issues could delay existing contracts and new sales, result in order cancellations, result in significant warranty obligations, and negatively impact the market’s acceptance of our technology. If we experience significant delays, order cancellations or warranty claims, or if we fail to develop and install our energy storage products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our energy storage products in the future, that the demand for these new products will develop, which could adversely affect our business and revenues. If our energy storage products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenues or attain profitability.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products. We also depend on vendors for the shipping of our energy storage products. Quality issues or delays in our supply or delivery chain and shipments could harm our ability to manufacture, supply and commercialize our energy storage products.
We depend on third-party suppliers for the development and supply of key raw materials and components for our energy storage products, including power module components (e.g., bipolar plates, frames, end plates and separators), chemicals, electronic components, and cell components for our current sodium-ion product line. We will need to maintain and significantly grow our access to key raw materials and control our related costs. We use various raw materials and components to construct our energy storage products, including polypropylene, iron and potassium chloride, that are critical to our manufacturing process. We also rely on third-party suppliers for injection molded parts and power electronics which undergo a qualification process that can take months.
The cost of components for our sodium-ion and iron flow batteries, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials. In recent periods, we have seen an increase in costs for a wide range of materials and components and such increases may continue, particularly if we again experience high rates of inflation. Additionally, supply chain disruptions and access to materials have impacted and continue to impact our vendors and suppliers’ ability to deliver materials and components to us in a timely manner. We have experienced significant disruptions to key supply chains, shipping times, shipping availability, manufacturing times, and increases in associated costs, both with respect to the sourcing of supplies and the delivery of our products. We have experienced and may continue to experience supply chain issues, delays to deliveries, and vendor quality issues, as well as increases in our supply costs of many of our key components, including polypropylene, resin, power electronics, and circuit board components. Such issues have also affected the ramping up of our automated production line. If we experience similar issues in the future, including any delays of deliveries of additional manufacturing automation equipment that we require, they may further delay our ability to produce and deliver our products and to recognize additional revenue (see also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Components of Results of Operations-Revenue.
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
In addition, the tariffs put in place by the United States, Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran, tensions in the Middle East, and U.S. interventions in Venezuela have led to disruption, instability and volatility in the global markets and certain industries and may also lead to further disruptions that could negatively impact our operations and our supply chain. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests and continue to impose additional sanctions and controls. While the Company has not experienced any significant, direct impacts from these disruptions to date, future impacts are unknown and they could adversely affect our business, supply chain, partners or customers.
In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers, contractors, suppliers and partners. As a result of these macroeconomic forces, during 2025 and 2026 we experienced supply constraints, and we have experienced in the past and may experience again in the future increased shipping delays for certain customer contracts. Some or all of these negative trends may continue during the remainder of 2026.
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
We continually evaluate and qualify new suppliers. However, there are a limited number of suppliers for some of the key components of our products and we have, to date, fully qualified only a very limited number of such suppliers, and a more limited number of domestic suppliers in certain cases. Therefore, we have limited flexibility in changing suppliers. In addition, we have had issues with inconsistent quality and supply of certain key power module components. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or, if required, secure new long-term supply relationships on terms that will allow us to achieve our objectives. A supplier’s failure to develop and supply components in a timely manner, to supply components that meet our quality, quantity, cost requirements or our technical specifications, to support our warranty claims, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture and commercialize our energy storage products. Low volume requirements from third-party suppliers in the near term could strain vendor relationships or result in less favorable pricing and thus increased launch costs. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business, financial condition and results of operations.
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
Substantial increases in the prices of raw materials would increase our operating costs and could adversely affect our profitability. The price of oil likewise generally fluctuates on a cyclical basis and has maintained sustained increased levels in light of the ongoing conflict in Iran, which has previously and could in the future affect the cost of manufacturing, distributing and transporting our products. If we are unable to pass any such increased costs to our customers, this could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to successfully implement our overall business strategy relies on our ability to reduce development and manufacturing costs in the future and thereby lower our selling price. Our cost reduction strategy is based on the assumption that a diversified product mix and increases in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design, reducing the cost of capital and technology improvements (including stack life and projected power output). Its successful implementation also depends on a number of factors, some of which are beyond our control, including the impact of inflation, tariffs, and the timely delivery of key supplies at reasonable prices. For example, our current supply imbalance may result in additional costs that exceed our current expectations. There is no assurance that our cost reduction strategy will be successful and failure to achieve our cost reduction targets could have a material adverse effect on our business, financial condition and results of operations.
We rely on complex machinery for our operations and the production of our iron flow batteries and will for our sodium-ion BESS, if developed, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on complex machinery for our operations and manufacturing and we are pioneering the use of this equipment for the large-scale manufacturing of iron flow battery products and will for sodium-ion BESS, if developed. The work required to integrate this equipment into the production of our iron flow battery product and sodium-ion BESS is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique iron flow battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our iron flow batteries and sodium-ion BESS, if developed.
Our manufacturing facility utilizes large-scale machinery, particularly for the automated production line. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency or yield. Some examples would be inadequate bonding of the battery cells resulting in overboard or internal leakage, damage to the separator, or cracked bipolar or monopolar plates. In addition, because this equipment has limited history building iron flow battery products and no history building sodium-ion BESS, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our energy storage products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.
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
In order to grow our business, we will need to increase our production capacity. For example, our current manufacturing capacity may not be sufficient to meet our planned production targets. Our ability to plan, develop and equip additional manufacturing facilities is subject to significant risks and uncertainties, including but not limited to the following:
•We may be unable to secure facilities for our manufacturing operations at all or cost effectively.
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
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. We cannot provide any assurances that we would be able to successfully establish or operate an additional manufacturing facility in a timely or profitable manner, within any expected budget for such a project, or at all. The construction of any such facility would require significant capital expenditure and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facility in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per product fixed cost, which would have a negative impact on our business, financial condition and results of operations.
In addition, if any of our partners suffer from capacity constraints, deployment delays, work stoppages or any other reduction in output, we may be unable to meet our delivery schedule, which could result in lost revenue, damages, and deployment delays that could harm our business and customer relationships. If the demand for our products or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
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
We have in the past and may be compelled in the future to undertake product recalls. For example, in the past, we had to recall our Gen I iron flow battery modules due to vendors not properly manufacturing the parts to our specifications and we have also had to replace, and may again be required to replace, certain components of our iron flow products delivered to customers to date. Any quality issues can result in single module failures or can result in a cascade of numerous failures. Failures in the field can result in a single module replacement or may result in a total recall depending on the severity or contamination to the remainder of the system.
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
Our energy storage products require periodic maintenance or refurbishment, such as the cleaning or replacement of air filters or other components, inspection and re-torquing of electrical or mechanical fasteners, and the replenishment of hydrogen. Maintenance items are intended to be scheduled on a periodic basis but may vary depending on system operations. We currently rely on our customers that do not have service agreements with us or that perform maintenance that is not covered by such agreements to follow our product operations and maintenance manuals. In addition, we have had, and in the future may continue to have, components such as our electrolyte rebalancing cell that have a shorter service life than anticipated and require replacement in lieu of maintenance. Furthermore, there is risk of harm to persons or property if individuals performing maintenance do not follow applicable maintenance or safety protocols. Any such incident or harm would likely lead to adverse publicity and potentially a safety recall, decisions or mandates to temporarily halt production or implement an extended suspension of field operations, and expenses related to carrying out site remediation, revising our training programs and updating our maintenance manual, and could also adversely affect our reputation, customer’s willingness to place future orders, our operating results and prospects, business, financial condition and results of operations. We have had, and in the future may continue to have, incidents of failure to maintain or perform required maintenance correctly that damage or adversely affect the performance of our energy storage products and/or result in the leakage of electrolyte. For example, the performance of maintenance procedures out of sequence by Company personnel in the past for the iron flow product led to an over-pressurization event at a customer site and a sudden release of the cap to the electrolyte storage tank. The tank was not otherwise damaged and no injuries occurred, but the incident resulted in a significant spill event that we promptly reported and has since been closed with the county of jurisdiction. We conducted a full investigation and have implemented remediation steps but there is risk of damage to product or property or personal injury if such steps are not followed in the future.
In addition, for customers that have purchased maintenance services from us, unforeseen issues may arise that may require maintenance beyond what we currently expect or we may be unable to deliver the maintenance services. We have no experience providing maintenance on a large scale or over an extended period and since our existing and potential customers are geographically dispersed, if any recurring or significant one-off maintenance is required, this could increase our costs or ability to service.
Risks Related to Our Business and Industry
There is substantial doubt about our ability to continue as a “going concern”.
Despite the cost reductions and cash conservation measures, we will need additional debt or equity financing in the near term in order to meet our near-term operating cash flow requirements, and accordingly substantial doubt exists as to our ability to continue as a going concern for 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We will also require substantial additional funds to continue our operations. Our cash and cash equivalents and short-term investments were $10.8 million at June 30, 2026. Given our recurring history of losses and an insufficient amount of cash available to fund our ongoing operations for the next year, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment and the cessation of business. There is no guarantee that we will become profitable or secure additional financing on acceptable terms and conditions, on the timeline required or at all. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into partnerships or other agreements.
If we are unable to raise sufficient capital in the near term, or if financing terms not desirable, we will not have sufficient cash and liquidity to finance our business operations and make required payments and may be required to delay, limit, curtail or terminate our product development or may be forced to cease operations or file for bankruptcy protection. In addition, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. We may also have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code which could potentially cause us to cease operations and result in a complete or partial loss for our investors.
As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate that we are currently unable to meet our obligations as they become due and expect to be unable to meet our obligations within one year after the date that the financial statements are issued.
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
We operate in rapidly changing and competitive markets and our expectations for future performance are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to predict because they generally depend on our assessment of the timing of adoption of our technology and energy storage products, which is uncertain. Expectations for future performance are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control, and subsequent developments may affect such expectations. As discussed in our Quarterly Report on Form 10-Q for the quarter ended on March 31, 2026 (the “Q1 Form 10-Q”), any future sales and related future cash flows may not be realized in full or at all. Furthermore, our planned expansion into new revenue streams such as producing sodium-ion BESS or franchising opportunities for our energy storage products may never be realized or achieve commercial success, whether because of lack of market adoption of our energy storage products, competition or otherwise. Important factors that may affect the actual results and cause our operating and financial results and market growth expectations to not be achieved include risks and uncertainties relating to our business, industry performance, the regulatory environment, general business and economic conditions and other factors described under the section entitled “Cautionary Note Regarding Forward-Looking Statements” in the Q1 Form 10-Q.
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
We have had net losses on a U.S. GAAP basis in each fiscal year since our inception. For the six months ended June 30, 2026 and June 30, 2025, we had $31.5 million and $29.1 million in net losses, respectively, and as of June 30, 2026 we had $877.3 million in accumulated deficit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, reduce our manufacturing and warranty costs, competitively price and grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and our manufacturing processes for novel solutions and new products. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
We expect, based on our sales pipeline, to grow revenues over time. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including the early stage nature of our pipeline opportunities, a decline in global demand for sodium-ion BESS and iron flow battery storage products, increased competition, or our inability to accelerate our pipeline development and fulfill orders to capitalize on growth opportunities. If we are not able to continue to generate and grow revenue and raise the capital necessary to support our operations, we may be unable to continue as a going concern.
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
In addition, some of the iron flow systems we have shipped to date have not met the specifications set forth in the relevant purchase contracts, resulting in additional installation time and costs in order to receive customer acceptance of such units. If we are unable to meet contractual performance specifications of our units, customers may bring claims against us or choose to cancel or postpone orders, which would adversely affect our business, financial condition and results of operations.
Failure to deliver the benefits offered by our technology, or the emergence of improvements to competing technologies, could reduce demand for our energy storage products and harm our business.
We believe that, compared to competing battery technology, our energy storage solutions offer significant benefits, including using widely available, low-cost materials with no rare mineral components, being substantially recyclable or reusable at end-of-life, having a 25-year iron flow product design life, and having a wide thermal operating range that reduces the need for fire suppression and heating (except where otherwise required by applicable law), ventilation and air conditioning equipment, which would otherwise be required for use with lithium-ion batteries. While we believe that total cost of ownership pricing is a key consideration, lithium-ion battery pack selling costs have decreased significantly over time and may decrease further in the future. While we have also decreased our selling costs, if we are unable to further decrease our costs or if our manufacturing costs increase, if our or our customers’ expectations regarding the operation, performance, maintenance and disposal of our energy storage products are not realized, or if local regulations require alterations to our equipment, then we could have difficulty marketing our energy storage products as a superior alternative to already-established technologies. This would also impact the market reputation and adoptability of our energy storage products.
We also currently market our iron flow energy storage products as having superior design cyclability to other energy storage solutions on the market. However, in general, flow batteries have suffered challenges running multiple cycles over their lifetime without experiencing degradation in storage capacity and, in particular, earlier iterations of our iron flow batteries, specifically our first-generation units, failed at cycling reliably. All of our first-generation units (except for one) have been returned to us and the continuing risk of product failure on our first-generation units is limited. However, there is no assurance that our later-generation units will not fail or have issues cycling in the future if our technology does not operate as expected. If our technology is inadequate or our energy storage solutions fail to operate as expected or designed, our warranty costs may be significant and current and potential customers may choose to cancel or postpone orders or seek alternative solutions for their energy storage needs, which would adversely affect our business, financial condition and results of operations.
In addition, developments of existing and new technologies could improve the cost and usability profile of such alternative technologies, reducing any relative benefits currently offered by our energy storage products, which would negatively impact the likelihood of our energy storage products gaining market acceptance.
Our plans are dependent on the development of market acceptance of our products, sodium-ion BESS and long-duration energy storage technology.
Our plans are dependent upon market acceptance of our products and our ability to effectively educate potential customers on the benefits of our technology. Both sodium-ion BESS and iron flow batteries represent an emerging market, and we cannot be sure that potential customers will accept these technologies as replacements for traditional power sources. In particular, traditional lithium-ion batteries, which are already produced on a large global scale and have widespread market acceptance, offer higher power density and round-trip efficiency than our iron flow batteries and more than our sodium-ion BESS are expected to. If customers were to place greater value on power density and round-trip efficiency over what we believe to be the numerous other advantages of our technology, then we could have difficulty positioning our sodium-ion BESS and iron flow batteries as a viable alternative to traditional lithium-ion batteries and our business would suffer.
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
•government policies and regulations relating to domestically sourced storage, as further described in the risk factor titled, “The reduction, elimination or expiration of government tax credits, subsidies and economic incentives related to renewable energy solutions could reduce demand for our technology and harm our business.”
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
The energy storage markets continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and, in some cases, have substantially greater financial, marketing, personnel and other resources, to increase their market share. As we expand our energy storage portfolio into a wider range of duration applications, we compete across the full duration curve against a wide range of energy storage technologies and providers. Competing technologies include lithium-ion batteries (including lithium iron phosphate and lithium metal batteries), sodium-ion batteries, sodium sulfur batteries, vanadium and zinc bromine flow batteries, other flow and metal-based chemistries, nickel-hydrogen batteries, compressed air, liquid air, gravity-based and thermal storage, hydrogen, fuel cells and pumped-storage hydropower. Lithium-ion technology, and in particular lithium iron phosphate, remains the dominant incumbent across most storage durations, and continued declines in lithium-ion pricing, together with its established manufacturing scale, could make it more difficult for our non-lithium solutions to compete on cost. Key competitors offering lithium-ion-based systems include Contemporary Amperex Technology Co. Limited, LG Energy Solution, Ltd., Samsung SDI Co., Ltd., Sungrow Power Supply Co., Ltd., and Tesla, Inc. Key competitors offering non-lithium technologies include CMBlu Energy AG, EnerVenue, Inc., Energy Dome, Energy Vault, Enerox GmbH (CellCube), Eos Energy Enterprises, Inc., Form Energy, Highview Power, Hydrostor, Invinity Energy Systems, Malta Inc., and Peak Energy. As we develop digital and software-enabled offerings to optimize the dispatch, performance and economics of our systems, we also increasingly compete with providers of energy management, dispatch and optimization software, including Fluence Energy, Inc., Stem, Inc., Tesla, Inc. and Wärtsilä Corporation. If our competitors continue to penetrate the energy storage market, our prospects for gaining market share will be diminished.
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
We also bear the risk of non-payment or late payments by our customers. In the near term, we will depend on a relatively small number of customers for a significant portion of our revenue. If these customers fail to pay us or pay us late, cash flow from operations is impacted and our operating results and financial condition could be harmed. If a contract is cancelled due to the customer’s inability to pay, the redeployment of our product(s) could be expensive, and it may take time to find a replacement customer to whom our product(s) could be redeployed in a cost-effective manner.
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
We are a company with a limited operating history. Having only recently transitioned from research and development activities to commencing commercial production and sales, it is difficult to predict our future revenues and budget appropriately for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide expectations of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our products and services or our ability to develop, manufacture, and deliver sodium-ion BESS and iron flow batteries, or our profitability in the future. If we overestimate our manufacturing requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our manufacturing requirements, our suppliers may have inadequate inventory or capacity, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations.
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
To the extent our research and development investments are not sized appropriately, directed efficiently or do not result in material enhancements to our products and technologies, our business and results of operations would be harmed.
A key element of our strategy is achieving the appropriate level of investment in our research and development efforts to enhance the features, functionality, performance and ease of use of our products and technologies to address applications that will broaden the appeal of our products and technologies and facilitate their broad use. Research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our products and technologies and generate revenue, if any, from those activities. If we do not expend the appropriate amount of resources on research and development efforts to achieve the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer.
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
Further, we have in the past and may again in the future need to furlough or reduce in force a substantial number of our employees, which may yield unintended consequences, such as reducing our ability to achieve our business objectives, delaying the development and commercialization of our products, including our iron flow battery program, impairing our ability to respond to technological or market developments, making future retention and recruiting of qualified personnel more difficult, unexpected attrition, decline in employee productivity, negative impacts on internal controls over financial reporting, and reduced employee morale, which may cause our employees to seek alternative employment.
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
We currently are and in the foreseeable future will continue to be significantly dependent on revenue generated from new product offerings and the servicing thereof. Given that our business currently depends on a limited number of products to the extent our products are not well-received by the market, our sales volume, business, financial condition and results of operations would be materially and adversely affected.
Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.
We have entered into contracts and other agreements to sell our products in a number of different geographic markets, including the United States, Europe (European Union (“EU”) and non-EU), and Australia. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. For example, we are actively bidding our sodium-ion BESS and iron flow products on projects to serve emerging AI/data center driven load needs and to firm baseload renewable production; however, there is no assurance that we will be able to secure any contracts for, or derive any revenue from, the installation of energy storage systems these markets. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
We may from time to time selectively pursue or be approached related to acquisitions of additional businesses that complement our existing business and footprint. The success of any such growth strategy would depend, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. There can be no assurance that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which we can successfully acquire new businesses, which could limit our revenues and profitability.
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
While our current supply chain is largely domestic, it includes Chinese sources for various parts. Escalating trade tensions, particularly between the United States and China have led to increased tariffs and trade restrictions, including current and recent tariffs applicable to certain electronic materials and components of our products. These include tariffs that the U.S. Trade Representative has imposed on certain imports from China since 2018 under authorities provided in Section 301 of the Trade Act of 1974, the additional fentanyl-related tariff on most Chinese-origin goods and some Canadian- and Mexican-origin goods as implemented by the U.S. government between February 2025 and February 2026 under the International Emergency Economic Powers Act (IEEPA), and the reciprocal tariffs implemented by the U.S. government on imports from most U.S. trading partners between April 2025 and February 2026 under IEEPA. Further, the United States has implemented or scheduled additional global sector-specific Section 232 tariffs on various items, including certain steel and aluminum products, automobiles and automotive components, and copper products. After the Supreme Court held that the fentanyl-related and reciprocal tariffs implemented under the IEEPA were ultra vires, the United States ceased collection of these tariffs and implemented a global, 10 percent tariff on many of the same items under authorities provided in Section 122 of the Trade Act of 1974 between February 2026 and July 2026. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items excepted, under authorities provided under Section 301, following a determination by the U.S. Trade Representative that these trading partners have insufficiently enforced or implemented forced labor laws. These newest Section 301 tariffs apply in addition to preexisting tariffs, including the earlier Section 301 tariffs on certain imports from China.
The U.S. government has begun processing refunds for previous payments made in connection with the tariffs imposed under the International Emergency Economic Powers Act, but the timing, availability, and amount of such refunds we may be able to seek is uncertain, as is whether or how U.S. tariff policy might change in the future or how other countries may retaliate or respond to changing U.S. tariff policies. For example, additional tariffs may be forthcoming under Section 232, Section 301, Section 122, Section 338, and/or other legal authorities, and the U.S. government has already initiated investigations in furtherance of such potential additional tariffs.
Current and recent tariffs and the possibility of additional tariffs in the future have created uncertainty, particularly if we are not able to second source parts from alternative vendors or if supply is unavailable from our domestic suppliers. There can be no guarantee that these developments will not negatively impact the price of our products. Additionally, existing, future, or potential tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.
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
Such conflicts could cause such executive officer or director to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-

party transactions could impair the confidence of our investors. Our audit committee and our board of directors regularly review these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
Our relationships with related parties, SBE, an affiliate of SoftBank Group Corp., and Honeywell, are subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize our products from our joint development relationship with such parties. In addition, neither SBE nor Honeywell has any obligation to order any energy storage products from us under the agreements with such business partners, including at any price point.
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
On September 21, 2023, we signed a Supply Agreement with UOP LLC (“UOP”), an affiliate of Honeywell International Inc. (“Honeywell”), pursuant to which UOP may purchase equipment supplied by us, and we agreed to issue additional warrants to purchase common stock to UOP, consisting of (i) an initial Performance Warrant to issue up to 51,717 shares of common stock, issued on September 21, 2023 in exchange for a prepayment of equipment by UOP in the amount of $15 million, and (ii) additional Performance Warrants (not to exceed an aggregate value of $15 million based on target purchase amounts of up to $300 million by 2030) to be issued on an annual basis for the five-year period beginning in 2026, based on UOP’s purchase of additional equipment after execution of the Supply Agreement. On September 21, 2023, we and UOP also entered into a Joint Development Agreement or have adequate resources available, pursuant to which we and UOP have agreed to work together to collaborate and engage in certain research and development activities generally related to flow battery technology, and a Patent License Agreement, pursuant to which UOP will license certain patent rights to us. However, Honeywell is under no obligation to place any additional firm orders with us at any price point, and any future orders may be subject to future pricing or other commercial or technical negotiations, which we may not be able to satisfy, resulting in a diminished potential value of this relationship to us. In addition, while activities under the Joint Development Agreement have commenced, we and Honeywell may not be able to agree on future activities and endeavors to pursue under the Joint Development Agreement, activities under the Joint Development Agreement may not be successful, or the Patent License Agreement may have limited value to us.
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
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations in the timeline required, our board of directors may determine that a liquidation of our assets, wind-down, dissolution, or other restructuring of our business is the best method to seek to maximize value.
If we do not successfully identify a viable commercial or financial transaction, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations in the timeline required, our board of directors may determine that the liquidation of our assets, wind-down, dissolution, or other restructuring of our business is the best method to seek to maximize value. In such an event, the amount of cash available for distribution to our stockholders, if any, would depend on many factors, including the costs and timing of such liquidation, the market for our assets, our cash balance, the amount of cash that would need to be reserved for commitments and contingent liabilities, and the amount and relative priority of our liabilities.
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
While we intend to continue to sell our products across the United States, our ability to continue such sales may be affected by future limitations, either directly to the ability to sell energy storage or by broader regulation related to the sales and operation of distributed energy resources, which could have an impact on our ability to sell our products to the market.
Although we currently primarily operate in the United States, we continue to expand our business internationally. Any expansion internationally could subject our business to risks associated with international operations, including legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the United States, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; acquiring ownership interests in foreign business; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, export controls, foreign direct investment review regimes, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. Such conditions may increase our costs and tax liabilities, impact our ability to sell and service our products, impose limitations on how we run our business, prevent us from acquiring foreign business or from acquiring certain stakes in certain businesses, and require significant management attention, and may harm our business if we are unable to manage them effectively.
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
While our engineering team has worked closely with the CSA Group, Intertek, UL and Technischer Überwachungsverein certification agencies to obtain certifications of our iron flow battery products under all applicable safety standards, there is no guarantee that such certifications will continue to be obtained or that our batteries will be certificate compliant. From our prior certifications, we have expanded our iron flow battery product certification to the European Conformity marking in the European Union and intend to expand to other international standards such as the International Electrotechnical Commission (“IEC”). Failure to comply with IEC standards may impact our revenues, as compliance is required by some of our customers.
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
On August 16, 2022, the IRA was enacted extending the availability of ITCs and PTCs applicable to solar and energy storage projects. The ITC for solar generation projects was extended at that time until at least 2033 and expanded to include stand-alone battery storage projects. Subject to the OBBB discussed below, we believe the IRA’s extensions and expansions of various tax credits will increase demand for our products and services by improving our customers’ economic returns and providing more visibility into the supply chain for materials and components used in energy storage systems.
To date, guidance has been released by the IRS and the U.S. Treasury Department (“Treasury”) to implement many of the IRA’s provisions, including with respect to battery storage projects and domestic content requirements, but there continues to be uncertainty with respect to certain aspects of the IRA, which could cause our customers to delay projects pending further guidance and legislative changes and which could reduce demand for our technology and harm our business. For example, the IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA, which introduced uncertainties that have yet to be fully resolved. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. And in January 2025, the IRS issued Notice 2025-08, which provided an updated safe harbor method for calculating domestic content percentages. Notice 2024-41, Notice 2025-08 and the elective safe harbor described therein clarified some pre-existing uncertainty in the industry from Notice 2023-38, but they also introduced further uncertainties on other issues. These uncertainties have caused and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for tax credits and possibly wait for further clarity. If we are unable to provide battery storage products that meet the domestic content requirements while our competitors are able to do so, we may lose sales, which would adversely impact our results of operations. Further, although these provisions generally subsidize battery storage both in front of and behind the meter, they may benefit other companies in unexpected ways and thus weaken our competitive position. For example, the IRA may enable companies producing shorter duration lithium-ion batteries to compete with us through added volume of cells at lower cost.
In addition to the foregoing, on July 4, 2025, the OBBB was enacted. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027, and the ITC under Section 48(a) has fully terminated for solar projects that did not begin construction by December 31, 2024. However, the sunset dates for ITCs for energy storage projects remain largely unchanged from the IRA. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. Such foreign entity restrictions will apply not only to our customers but also to our energy storage technology manufacturing business for purposes of qualifying for the ITCs, PTCs, and Section 45X PTCs. While our domestic manufacturing and supply chain structure generally should benefit from the addition of these foreign entity limitations, subject to our review of recently issued and future guidance, our business would be impacted by any inability to execute such domestic supply.
On July 7, 2025, the President of the United States issued an Executive Order which directed the Secretary of the Treasury, within 45 days of the enactment of the OBBB, to enforce termination of the ITC for solar by issuing new and/or revised guidance related to established beginning of construction rules. In response to such Executive Order, the IRS issued Notice 2025-42 on August 15, 2025 that limits the methods that developers can use to determine whether they have begun construction for solar projects, in particular, removing a prior 5% safe harbor for beginning of construction (except for low-

output solar facilities). On June 6, 2026, the U.S. District Court for the District of Columbia vacated Notice 2025-42 in its entirety as arbitrary and capricious under the Administrative Procedure Act and remanded the matter to the IRS, which for now restores the availability of the 5% safe harbor. The government is expected to seek a stay and/or appeal this decision, and the IRS may issue new guidance on remand, so the beginning-of-construction rules for solar projects remain unsettled. Although Notice 2025-42 by its terms does not address energy storage technology and thus would not exclude it from such limitations, we cannot predict with certainty what such guidance including any future guidance issued in response to the vacatur, will say, or how it will impact our customers or our business going forward.
Furthermore, the OBBB imposed new eligibility qualifications for purposes of the Section 45X PTC for integrated components sold after December 31, 2026 requiring that any primary component integrated into a secondary component must be produced within the same manufacturing facility, at least 65 percent of the total direct material costs of the secondary component must be attributable to primary components which are domestically mined, produced or manufactured, and the secondary component must be sold to a third party. The OBBB also modified the definition of a battery module to require that it include all essential functional equipment, such as current collector assemblies and voltage sense harnesses.
The full impact of the IRA and the OBBB, their accompanying guidance and any future legislation on our operations cannot be known with certainty. If the IRA or OBBB have a less beneficial or more negative effect than anticipated on us, our business, or our customers’ businesses, these changes may materially and adversely affect our business, financial condition, and results of operations. There is additional uncertainty on the future of certain of these incentives under the current U.S. presidential administration and Congress. Such uncertainty could in itself adversely impact customer demand and our business and future results of operations.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may also be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we will face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. While we believe that our products and technology (including key supplier components) do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, then we may be required to develop or license a non-infringing alternative, either of which could require significant effort and expense. If we cannot license or develop a non-infringing alternative, we would be forced to revise, limit or stop sales of our offerings and may be unable to effectively compete and subject to termination and indemnification obligations under our contracts. Any of these results would adversely affect our business, financial condition and results of operations.
Our patent applications may not result in issued patents, we may determine to withdraw or discontinue pursuit of filed applications, or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with the commercialization of our products.
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
Risks Related to Raising Capital
As we endeavor to expand our business into sodium-ion BESS, we will incur significant costs and expenses, which could outpace our cash reserves. Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
We intend to continue development of our iron flow battery technology for long-duration applications but streamline our Wilsonville operations, including reducing headcount, and reduce our expenses and cash burn to reallocate capital toward sodium-ion BESS. We expect to incur additional costs and expenses in the future related to the continued development and expansion of our business, including in connection with expanding our manufacturing capabilities to significantly increase production capacity, developing our products, maintaining and enhancing our research and development operations, expanding our sales, marketing, and business development activities in the United States and internationally, and growing our project management, field services and overall operational capabilities for delivering projects. We may not be able to reduce our expenses and cash burn or be able to allocate sufficient capital toward the sodium-ion BESS and do not know whether our revenues will grow rapidly enough to absorb these costs or the extent of these expenses or their impact on our results of operations.
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
We will need to raise additional capital in the near future, and it may not be available on acceptable terms or in the necessary timeframe, if at all. Further, the SEC’s “baby shelf” rule may limit our ability to raise sufficient capital when needed.
We have incurred operating losses and cash outflows from operations since inception and we anticipate that losses will continue in the near term. During the six months ended June 30, 2026, we have incurred net losses of $31.5 million and used $22.4 million of cash in operating activities. As of June 30, 2026, we had unrestricted cash and cash equivalents of $10.8 million.
As discussed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we will need additional debt or equity financing, strategic partnerships or other arrangements in the near term in order to meet our near-term operating cash flow requirements, and management continues to explore various alternatives for raising capital to facilitate our growth and execute our business strategy. However, these sources of capital may not be available on acceptable terms, in the necessary timeframe, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, the price of our common stock, investor sentiment generally or about the renewable energy sector specifically and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive or unavailable to us.
Additionally, under current SEC regulations, because our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of our public float (referred to as the “baby shelf” rule). As of the date of filing of this Quarterly Report on Form 10-Q, we are subject to the baby shelf rule. If our public float decreases, the amount of securities we may sell under our shelf registration statement may also decrease.
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
If we raise additional funds by issuing debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt. In addition, issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to generate sufficient funds from operations or raise additional capital, our future operations and growth could be impeded or discontinued and we may be forced to decrease our level of investments in product development or further scale back. These uncertainties cause substantial doubt to exist as to our ability to continue as a going concern for 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.
In response to the delay in obtaining funding commitments and negative macroeconomic trends, we have expanded certain cost reduction and cash conservation measures, including ongoing evaluation of workforce staffing requirements and essential business functions to better align organizational costs with business continuity, further reduction of material purchases by continuing to minimize spending until firm orders are received, refining our focus on R&D and engineering project efforts towards highest priority, greatest return projects and additional reduction in outside vendor spending, and we may implement further measures. Such cash conservation activities may yield unintended consequences, such as attrition beyond any planned reduction in workforce or near-term delays in our ability to deliver products to our customers.
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
On November 1, 2024, we entered into a Credit Agreement by and between the Company, as borrower, and Export-Import Bank of the United States, as lender, and related agreements related to the financing of two production lines. As of June 30, 2026, we had no outstanding borrowings under the Credit Agreement. The Credit Agreement provides for a secured loan facility in an aggregate principal amount of up to $22.7 million, of which $20 million and $2.7 million are available to be borrowed for equipment financing and an exposure fee and transaction expenses, respectively. The loan facility has a maturity date of June 30, 2031. Half of the proceeds of the loan facility may be used on a retroactive basis for the financing of our existing automated battery assembly line and the remainder may be used for the financing or refinancing of an additional line upon the closing of an equity raise milestone.
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
•short selling activities;
•the trading volume of our shares and the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, instability in the banking sector and financial markets, foreign currency fluctuations, changing international trade policies, social, political and economic risks, hostilities or the perception that hostilities may be imminent, terrorism, military conflict and acts of war, including the escalation of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict between the United States, Israel and Iran, tensions in the Middle East, and U.S. interventions in Venezuela and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries.
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
As of June 30, 2026, we had outstanding 11,461,227 Public Warrants to purchase an aggregate of 764,081 shares of our common stock. Each fifteen Public Warrants are exercisable for one share of common stock at an exercise price of $172.50 per share. We also had outstanding a warrant issued to SMUD exercisable for up to 33,333 shares of our common stock at an exercise price of $64.44 per share, with the vesting of the shares underlying the warrant being subject to the achievement of certain commercial milestones through December 31, 2030 pursuant to a related commercial agreement; the Investment Warrant held by Honeywell Ventures exercisable for up to 708,775 shares of common stock at an exercise price of $28.35 per share; the IP Warrant held by Honeywell Ventures exercisable for up to 417,997 shares of common stock at an exercise price of $43.50 per share; and the initial Performance Warrant held by UOP exercisable for up to 51,717 shares of common stock at an exercise price of $21.75 per share; Bridge Financing Warrants held by Yorkville exercisable for up to 129,312 shares of common stock at an exercise price of $3.48 per share; Promissory Note Warrants exercisable for an aggregate number of up to 1,052,104 shares of common stock at an exercise price of $9.98 per share; and RDO warrants held by various investors exercisable for up to 2,100,000 shares of common stock at an exercise price of $1.75, of which $1.74999 was paid via the pre-funding as of January 30, 2026.
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
In accordance with applicable NYSE procedures, we timely submitted a plan to the NYSE on May 7, 2025 advising it of the definitive actions we have taken, are taking, or plan to take that we anticipate will bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within 18 months of receipt of the Notice. On June 17, 2025, the NYSE observed and notified us that our then current global market capitalization was less than $15 million. Section 802.01B of the NYSE’s Listed Company Manual provides that the NYSE will promptly initiate suspension and delisting procedures if a company is determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million regardless of the original standard under which it listed.
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
In addition, on June 9, 2026, we received a written notice from the NYSE indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. As of June 8, 2026, the 30 trading-day average closing share price of our common stock was $0.98.
Section 802.01C requires us to notify the NYSE, within 10 business days of receipt of the Notice, of our intent to cure this deficiency. We timely notified the NYSE on June 18, 2026 that we intend to regain compliance. Pursuant to Section

802.01C, we have a period of six months, or in certain circumstances, until we could take stockholder action at our annual meeting, following receipt of the Notice to regain compliance with the minimum share price requirement. We can regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period, we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we determine to remedy the non-compliance by taking action that will require shareholder approval, we must obtain shareholder approval no later than its next annual meeting and implement such action promptly thereafter.
We intend to monitor closely the closing bid price of our common stock and to consider plans for regaining compliance with Section 802.01C, including initiating a reverse stock split. While we plan to review all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the cure period, any subsequent extension period, or at all.
If we (1) fail to comply with our plan or do not meet the NYSE’s Minimum Market Capitalization Standard at the end of the applicable cure period, (2) are determined to have an average global market capitalization over a consecutive 30 trading-day period of less than $15 million, or (3) do not pay all outstanding fees within 45 days of the quarterly disclosure of any such fees and prior to the completion of our Plan Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Investor Relations Agreement
On December 29, 2025, we entered into an agreement with MZHCI, LLC to provide investor relations consulting services for an initial term of six months. We agreed to, among other things, issue MZHCI $199,999.92 worth of our restricted common stock, vesting in equal monthly increments over 12 months. The Company issued 9,363 shares to MZHCI on the 29th of each month from December 2025 through June 2026 and such securities were exempt from registration under Section 4(a)(2) of the Securities Act.

VoltStorage Asset Purchase Agreement
On February 10, 2026, the Company entered into an asset purchase agreement with VoltStorage GmbH (“VoltStorage”) pursuant to which the Company acquired certain fixed assets of VoltStorage in exchange for 100,000 shares of our common stock and $750,000. The shares were issued effective February 12, 2026. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances were made in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, including Regulation S promulgated under the Securities Act.
There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of ESS	8-K	001-39525	3.1	October 15, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	May 22, 2023
3.3	Certificate of Amendment to the Certificate of Incorporation	8-K	001-39525	3.1	August 23, 2024
3.4	Amended and Restated Bylaws of ESS	10-Q	001-39525	3.2	November 3, 2022
4.1	Warrant Agreement, dated September 16, 2020, by and between ACON S2 Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4	333-257232	4.1	June 21, 2021
4.2	Assignment, Assumption and Amendment Agreement to the Warrant Agreement, dated October 8, 2021	8-K	001-39525	4.2	October 15, 2021
4.3	Warrant to Purchase Stock, dated September 16, 2022, by and between the Company and Sacramento Municipal Utility District	10-Q	001-39525	4.3	November 3, 2022
4.4	Investment Warrant, dated September 21, 2023	10-Q	001-39525	4.4	November 14, 2023
4.5	IP Warrant, dated September 21, 2023	10-Q	001-39525	4.5	November 14, 2023
4.6	Performance Warrant, dated September 21, 2023	10-Q	001-39525	4.6	November 14, 2023
4.7	Registration Rights Agreement, dated September 21, 2023, by and between the Company and Honeywell ACS Ventures LLC	10-Q	001-39525	4.7	November 14, 2023

4.8	Form of Warrant to Purchase Common Stock dated July 10, 2025	10-Q		001-39525	4.8	August 14, 2025
4.9	Warrant to Purchase Common Stock, dated October 14, 2025	8-K		001-39525	4.1	October 14, 2025
4.10	Form of Pre-Funded Warrant, dated January 30, 2026	8-K		001-39525	4.1	January 30, 2026
10.1	Amendment No. 1 to Sales Agreement, dated July 16, 2026, by and among the Company, Yorkville Ives & Co., LLC and Roth Capital Partners, LLC	8-K	`	001-39525	10.1	July 16, 2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)						X
†	Indicates management contract or compensatory plan or arrangement.
*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of ESS Tech, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2026
ESS TECH, INC.
(Registrant)

	By:	/s/ Drew Buckley
Name: Drew Buckley
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kate Suhadolnik
Name: Kate Suhadolnik
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)